Form 10-Q
period 2008-03-31
Cicero Resources Corp.
filed 2008-07-31
CIK 1434598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________to_________

Commission File Number: 333-150831

Cicero Resources Corp.

(Name of Small Business Issuer in its charter)

Nevada (state or other jurisdiction of incorporation or organization)	None (I.R.S. Employer I.D. No.)

7251 W. Lake Mead Blvd, Suite 300
Las Vegas NV 89128
(Address of principal executive offices)

(702) 562 4308
Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☐   Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 2008, the registrant had 34,040,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Cicero Resources Corp. (the “Company”, “Cicero”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Cicero Resources Corp.
Consolidated Financial Statements
(An Exploration Stage Company)
(Unaudited)
March 31, 2008

Cicero Resources Corp. (An Exploration Stage Company) Balance Sheets (In US Dollars)
	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$ 35,801	$ 47,491
Accounts receivable	12	12
Total current assets	35,813	47,503
Total Assets	$ 35,813	$ 47,503
Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$ 4,153	$ 10,336
Total current liabilities	4,153	10,336
Commitments and contingencies (Notes 5 and 6)	-	-
Stockholders' Equity
Preferred Stock, $0.00001 par value;
authorized 20,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value; authorized 150,000,000 shares, issued (or in
process of issuance) and outstanding 37,040,000 and 29,000,000 shares, respectively	370	290
Additional Paid-in Capital	83,130	47,210
Deficit accumulated during the exploration stage	(51,840)	(10,333)
Total Stockholders' Equity	31,660	37,167
Total Liabilities & Stockholders' Equity	$ 35,813	$ 47,503

The accompanying notes are an integral part of these financial statements.

Cicero Resources Corp. (An Exploration Stage Company) Statements of Operations (In US Dollars)

	Three Months Ended	October 19, 2007 (inception) to
	March 31, 2008	March 31, 2008
	(unaudited)	(unaudited)
Revenue	$ -	$ -
Expenses
Bank charges and interest	69	78
General administrative costs	5,370	5,370
Mineral property acquisition cost	6,000	6,000
Professional fees	35,068	40,392
Total expenses	46,507	51,840
Net (loss)	$ (46,507)	$ (51,840)
Net (loss) per share
Basic and diluted	$ (0.00)
Weighted Average Shares Outstanding
Basic and diluted	36,464,505

The accompanying notes are an integral part of these financial statements.

Cicero Resources Corp.
(An Exploration Stage Company)

Statements of Changes in Stockholders’ Equity
(In US Dollars)
For the period October 19, 2007 (inception) to December 31, 2007 and January 1, 2008 to March 31, 2008 (unaudited)

	Common Stock		Additional	Deficit Accumulated
	$0.00001 par value		Paid-in	During the
	Shares	Amount	Capital	Exploration Stage	Total
Balance at October 19, 2007 (inception)	-	$ -	$ -	$ -	$ -
Common stock issued-December 2007 at $0.0015 per share	25,000,000	250	37,250	-	37,500
Common stock issued-December 2007 at $0.0025 per share	4,000,000	40	9,960	-	10,000
Net loss	-	-	-	(5,333)	(5,333)
Balance at December 31, 2007	29,000,000	290	47,210	(5,333)	42,167
Common stock issued-January 2008 at $0.0025 per share	8,000,000	80	19,920	-	20,000
Common stock issued-February 2008 at $0.40 per share	40,000	-	16,000	-	16,000
Net loss	-	-	-	(46,507)	(46,507)
Balance at March 31, 2008 (unaudited)	37,040,000	$ 370	$ 83,130	$ (51,840)	$ 31,660

The accompanying notes are an integral part of these financial statements.

Cicero Resources Corp. (An Exploration Stage Company) Statements of Cash Flows (In US Dollars)
	Three Months Ended	October 19, 2007 (inception) to
	March 31, 2008	March 31, 2008
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net loss	$ (46,507)	$ (51,840)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of mineral property acquisition cost	6,000	6,000
Changes in operating assets and liabilities:
Accounts receivable	-	(12)
Accounts payable and accrued liabilities	(1,183)	4,153
Net cash used by operating activities	(41,690)	(41,699)
Cash Flows From Investing Activities
Mineral property acquisition cost	(6,000)	(6,000)
Net cash used by investing activities	(6,000)	(6,000)
Cash Flows From Financing Activities
Proceeds from sale of common stock	36,000	83,500
Net cash provided by financing activities	36,000	83,500
Net increase (decrease) in cash	(11,690)	35,801
Cash, beginning of period	47,491	-
Cash, end of period	$ 35,801	$ 35,801
Supplemental disclosures of cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Cicero Resources Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2008 are unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization and Operations

Cicero Resources Corp. (the “Company”) was incorporated in the State of Nevada on October 19, 2007. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company has acquired a mineral property located in the Sunset Mining District within the southwestern corner of the state of Nevada, U.S.A. and has not yet determined whether this property contains reserves that are economically recoverable.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars

Interim Financial Statements

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the periods ended March 31, 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period ended December 31, 2007 as included in our report on Form S-1 filed May 12, 2008.

These financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of March 31, 2008, the Company had cash of $35,801 and a stockholders’ equity of $31,660. Further, since inception, the Company has incurred a net loss of $51,840 since its inception, has net working capital of $31,660 and may incur further losses in the development of its business, all of which casts substantial doubt about the company’s ability to continue as a going concern, The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Mineral Property Costs

The Company has been in the exploration stage since its incorporation and inception on October 19, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition costs are capitalized and are charged to operations as the value is impaired. Exploration costs are expensed until proven and probable reserves are established. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

Cicero Resources Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar.

Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash and cash equivalents, accounts payable and accrued liabilities, approximate their fair values due to the short maturity of these instruments.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitment to a plan of action based on the then known facts.

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS Nos 123 and 123R. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Cicero Resources Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not yet determined the impact of the adoption of SFAS No. 160 on its consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not yet determined the impact of the adoption of SFAS No. 141R on its consolidated financial statements and footnote disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161”). This new standard is intended to improve financial reporting involving derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation had no impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2"). FSP No. 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have any impact on the Company’s results of operations or financial position

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of SFAS 159had no impact on the Company’s results of operations or financial position

Cicero Resources Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2008 are unaudited)

NOTE 3 – COMMON STOCK

On December 12, 2007, we sold 25,000,000 shares of our common stock to First Centerline Investments Ltd., a Nevada corporation controlled by our sole director and officer, Tom Alexiou, at $0.0015 per share for cash proceeds of $37,500. These securities were issued without a prospectus pursuant to Section 4(2) of the Securities Act.

On December 21, 2007 we sold 4,000,000 shares and on January 30, 2008, we sold 8,000,000 shares of our common stock to six investors, at $0.0025 per share for cash proceeds of $10,000 and $20,000, respectively. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

On February 19, 2008, we sold 40,000 shares of our common stock to 32 investors at $0.40 per share for cash proceeds of $16,000. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

On April 28, 2008, we entered into agreements with our 6 investors who purchased an aggregate of 12,000,000 shares of our common stock, to cancel an aggregate of 3,000,000 shares of our common stock; 500,000 shares of our common stock per investor. We felt that this would benefit the company by decreasing the amount of shares which were sold at a very low price and in consideration we agreed to register an aggregate of 240,000 shares of our common stock held by the 6 investors; 40,000 shares of our common stock per investor.

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 12, 2007, we sold 25,000,000 shares of our common stock to First Centerline Investments Ltd., a Nevada corporation controlled by our sole director and officer, Tom Alexiou, at $0.0015 per share for cash proceeds of $37,500. These securities were issued without a prospectus pursuant to Section 4(2) of the Securities Act.

NOTE 5 – CONTINGENCY

The Company may in the future decide to engage in a “reverse acquisition” transaction and acquire a target company in an unrelated business through the delivery of sufficient common stock to the stockholders of the target company to result in a change in control of the Company after the transaction. The SEC may categorize the Company as a “shell company” prior to such a transaction and subject the Company to more stringent disclosure rules regarding any reverse acquisition transaction.

Office space is provided to the Company by its president at no charge.

NOTE 6 – MINING ACQUISITIONS

On January 30, 2008, the Company entered into an option agreement with Multi Metal Mining Corp to acquire an undivided 100% interest in a certain lode mining claim known as the Crimson Queen lode mining claim located in Clark County Nevada.

The terms of the agreement are:

  $6,000 cash payment upon execution of the option agreement
  $50,000 cash payment within one year of execution
  An additional $200,000 in cash payments and 1,000,000 common shares issued by the Company to Multi Metal Mining

Corp within two years of executing the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Overview

We are a startup mineral exploration company focused on the acquisition and development of a portfolio of gold properties. We have had no revenues as of the end of our most recent fiscal year and we have only recently begun limited operations.

On January 30, 2008 we entered into an option agreement with Multi Metal Mining Corp. pursuant to which we acquired an option to purchase an undivided 100% interest in a gold prospect property commonly known as the Crimson Queen Property, subject to a 5% net smelter return. The Crimson Queen Property is comprised of approximately 20 acres of land located in the Sunset Mining District, Clark County, Nevada, USA.

In order to fully exercise the option to purchase the 100% interest in the Crimson Queen Property, we must pay an additional $50,000 by January 30, 2009 and pay $200,000, as well as issue 1,000,000 shares of our common stock by January 30, 2010.

Results of Operations for the Period From October 19, 2007 (Date of Inception) to March 31, 2008 and for the Three Months Ended March 31, 2008.

Lack of Revenues

We have had limited operational history since our inception to March 31, 2008 and we have not generated any revenues. As of March 31, 2008, we had total assets of $35,813 and total liabilities of $4,153. Since our inception to March 31, 2008, we have an accumulated deficit of $51,840. We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

We accumulated total expenses of $51,840 from the date of our inception to March 31, 2008, including $40,392 in professional fees, $6,000 in acquisition of our mineral property and $5,448 in other general administrative expenses and bank charges.

For the three months ended March 31, 2008, we incurred total expenses of $46,507, including $35,068 in professional fees, $6,000 in acquisition of our mineral property and $5,439 in other general administrative expenses and bank charges.

Our other general administrative expenses consist of bank charges, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies. Our professional fees include legal, accounting and auditing fees.

Net Loss

Since our inception to March 31, 2008, we have incurred net loss of $46,507. For the three months ended March 31, 2008, we incurred net loss of $51,840.

Liquidity and Capital Resources

At March 31, 2008 we had cash of $35,801 in our bank accounts and a working capital of $31,660. Our net loss from inception on October 19, 2007 to March 31, 2008 was $51,840. We are solely dependent on the funds raised through our equity or debt financing and our net loss was funded through equity financing.

Since October 19, 2007 (date of inception) to present, we raised gross proceeds of $83,500 in cash from the sale of our securities.

For the three months ended March 31, 2008, we used net cash of $6,000 in investing activities and we used net cash of $41,690 in operating activities. We also received net cash of $36,000 from financing activities. Our cash level decreased for the three months ended March 31, 2008 by $11,690 due to the high professional fees associated with filing of our registration statement.

On April 28, 2008, we entered into agreements with our 6 investors who purchased an aggregate of 12,000,000 shares of our common stock to cancel an aggregate of 3,000,000 shares of our common stock; 500,000 shares of our common stock per investor. We felt that this would benefit the company by decreasing the amount of shares which were sold at a very low price and in return we agreed to register an aggregate of 240,000 shares of our common stock held by the 6 investors (40,000 shares of our common stock per investor) on our Form S-1 filed with the SEC on May 12, 2008.

We expect to require approximately an additional $820,000 in financing to undertake our planned operations and exploration activities over the next 12 months (beginning June 2008), as follows:

Description of Expense	Amount
Retain a geologist as a contractor	$20,000
Retain a land specialist and an engineer as contractors	$20,000
Equipment rental costs	$22,000
Conduct the first phase of an exploration program on the Crimson Queen Property	$80,500
Conduct the second phase of an exploration program on the Crimson Queen Property	$220,000
Maintain and exercise the options to acquire the Crimson Queen Property	$50,000
Annual maintenance charges on the property	$125
Obtaining interests in other mining properties	$250,000
Consulting fees	$50,000
Management fees	$50,000
General and administrative expenses	$50,000
Professional Fees	$40,000
Total	$852,625

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our operations. Of the $852,625 that we need for the next 12 months, we had $35,801 in cash as of March 31, 2008. In order to fully carry out our business plan, we need additional financing of approximately $820,000 for the next 12 months. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. We intend to negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash. There can be no assurance we will be successful in our efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we may not be able to continue operations with respect to the continued development and marketing of our company we may not be able to continue our operations and our business plan may fail.

If operations and cash flow improve through these efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the period ended March 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of the registrant's assets that could have a material effect on the financial statements.

Item 4T. Controls and Procedures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any legal proceedings which involve Cicero or any of its properties or subsidiaries.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From December 1, 2007 to March 31, 2008, we made the following sales of unregistered securities:

  On December 12, 2007, we issued 25,000,000 shares of our common stock to First Centerline Investments Ltd., a Nevada corporation controlled by our sole director and officer, Tom Alexiou, at $0.0015 per share for cash proceeds of $37,500. These securities were issued without a prospectus pursuant to Section 4(2) of the Securities Act.
  In December and January we issued 12,000,000 shares of our common stock to six investors, at $0.0025 per share for cash proceeds of $30,000. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act. An aggregate of 3,000,000 of these shares were cancelled pursuant to cancellations agreements entered into with the six investors on April 28, 2007. Each investor agreed to cancel 500,000 shares.
  On February 19, 2008, we issued 40,000 shares of our common stock to 32 investors at $0.40 per share for cash proceeds of $16,000. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

We completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. Each investor was not a US person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a US person.

Our reliance upon the exemption under Section 4(2) of the Securities Act of 1933 was based on the fact that the issuance of these shares did not involve a “public offering.” Each offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cicero Resources Corp. (Registrant)

By: /s/ Tom Alexiou
Date: July 31, 2008	Tom Alexiou
President, Chief Executive Officer Director,
Chief Financial Officer, Principal Accounting Officer