Form 10-Q
period 2008-06-30
Cicero Resources Corp.
filed 2008-08-20
CIK 1434598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-150831

CICERO RESOURCES CORP.
(Name of Small Business Issuer in its charter)

Nevada	None
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

7251 W. Lake Mead Blvd, Suite 300
Las Vegas NV 89128
(Address of principal executive offices)

(702) 562 4308
Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”,
“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer [   ]        Accelerated filer [   ]        Non-accelerated filer [   ]        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 20, 2008, the registrant had 34,040,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Cicero Resources Corp. (the “Company”, “Cicero”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Cicero Resources Corp.
Report and Financial Statements
(An Exploration Stage Company)
(Unaudited)
June 30, 2008

Financial Statement Index

CICERO RESOURCES CORP.
(An Exploration Stage Company)
BALANCE SHEETS
June 30, 2008 and December 31, 2007
(Stated in US Dollars)

	June 30,	December 31,
	2008	2007
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$16,496	$47,491
Accounts receivable	12	12
Total current assets	16,508	47,503

Total Assets	$16,508	$47,503

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,312	$5,336

Total current liabilites	1,312	5,336

Stockholder’s Equity
Preferred Stock, $0.00001 par value; authorized
20,000,000 shares, none issued and outstanding
Common Stock, $0.00001 par value; authorized
150,000,000 shares, issued and outstanding 34,040,000
and 29,000,000 shares, respectively	340	290
Additional Paid in Capital	83,160	47,210
Deficit accumulated during the Exploration stage	(68,304)	(5,333)

Total Stockholder’s Equity	15,196	42,167

Total Liabilities and Stockholder’s Equity	$16,508	$47,503

(The accompanying notes are an integral part of the financial statements.)

CICERO RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2008
and for the period October 19, 2007 (Date of Inception) to June 30, 2008
(Stated in US Dollars)
(Unaudited)

			October 19,
	Three months	Six months	2007 (Date of
	ended	ended	Inception) to
	June 30,	June 30,	June 30,
	2008	2008	2008
Costs and expenses
Accounting and audit fees	$1,313	$3,866	$3,866
Bank charges and interest	92	161	169
Filing fees	8,457	13,828	13,828
Mineral property acquisition cost	-	6,000	6,000
Professional fees	6,602	39,116	44,441

Total expenses	16,464	62,971	68,304

Net loss	$(16,464)	$(62,971)	$(68,304)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares
outstanding	34,963,077	34,671,868

(The accompanying notes are an integral part of the financial statements.)

CICERO RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2008 and
for the period October 19, 2006 (Date of Inception) to June 30, 2008
(Stated in US Dollars)
(Unaudited)

		October 19,
	Six Months	2007 (Date of
	Ended	Inception) to
	June 30,	June 30,
	2008	2008

Cash Flows From Operating Activities:
Net loss for the period	$(62,971)	$(68,304)
Adjustments to reconcile net loss to net cash
used by operating activities:
Impairment of mineral property acquisition cost	6,000	6,000
Change in non-cash working capital balances
related to operations:
Accounts receivable	-	(12)
Accounts payable and accrued liabilities	(4,024)	1,312

Net cash used in operating activities	(60,995)	(61,004)

Cash Flows From Investing Activities:
Mineral property acquisition cost	(6,000)	(6,000)
Net cash used by investing activities:	(6,000)	(6,000)

Cash Flows from Financing Activities
Proceeds on sale of common stock	36,000	83,500

Net cash provided by financing activities	36,000	83,500

Increase (decrease) in cash and restricted cash during
the period	(30,995)	16,496

Cash, beginning of period	47,491	-

Cash, end of period	$16,496	$16,496

(The accompanying notes are an integral part of the financial statements.)

CICERO RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
for the period October 19, 2007 (Date of Inception) to June 30, 2008
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
	Common Stock $0.00001 par		Additional	During the
	value		Paid-in	Exploration
	Issued		Capital	Stage
	Shares	Amount			Total

Common stock issued for cash
- Initial capitalization - at $0.0015	25,000,000	$250	$37,250	$-	$37,500
- Pursuant to subscription agreements - at $0.0025	4,000,000	40	9,960	-	10,000
Net loss for the period	-	-	-	(5,333)	(5,333)

Balance, December 31, 2007	29,000,000	$290	$47,210	$(5,333)	$42,167

Common stock issued for cash
- Pursuant to subscription agreements - at $0.0025	8,000,000	80	19,920	-	20,000
- Pursuant to subscription agreements - at $0.40	40,000	-	16,000	-	16,000
- Pursuant to cancellation agreements	(3,000,000)	(30)	30
Net loss for the period	-	-	-	(62,971)	(62,971)

Balance, June 30, 2008	34,040,000	$340	$83,160	$(68,304)	$15,196

CICERO RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008
(Stated in US Dollars)
(Unaudited)

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

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the periods ended June 30, 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

These financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of June 30, 2008, the Company had cash of $16,496 and a stockholders’ equity of $15,196. Further, the Company has incurred a net loss of $68,304 since its inception, has net working capital of $15,196 and may incur further losses in the development of its business, all of which casts substantial doubt about the company’s ability to continue as a going concern, The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Overview

We are a startup mineral exploration company focused on the development of a portfolio of our gold property and the acquisition of additional prospects. We have had no revenues as of the end of our most recent fiscal year and we have only recently begun limited operations.

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

Liquidity and Capital Resources

At June 30, 2008 we had cash of $16,496 in our bank accounts and working capital of $15,196. Our net loss from inception on October 19, 2007 to June 30, 2008 was $68,304. We are solely dependent on the funds raised through our equity or debt financing and our net loss was funded through equity financing.

Since October 19, 2007 (date of inception) to present, we raised gross proceeds of $83,500 in cash from the sale of our securities. We did not raise any money through investing activities in the six months ended June 30, 2008.

For the six months ended June 30, 2008, we used net cash of $60,995in operating activities. We also received net cash of $36,000 from financing activities. Our cash level decreased by $30,995 for the six months ended June 30, 2008 due to the high professional fees associated with filing our registration statement.

For the six months ended June 30, 2008 we also used $6,000 in investing activities for the initial payment on our option to purchase the Crimson Queen Property.

On April 28, 2008, we entered into agreements with 6 of our investors to cancel an aggregate of 3,000,000 shares of our common stock or 500,000 shares of our common stock per investor. These investors initially purchased an aggregate of 12,000,000 shares. We felt that this would benefit the company by decreasing the amount of shares which were sold at a very low price and in return we agreed to register an aggregate of 240,000 shares of our common stock held by the 6 investors (40,000 shares of our common stock per investor) on our Form S-1 filed with the SEC on May 12, 2008.

We expect to require approximately an additional $850,000 in financing to undertake our planned operations and exploration activities over the next 12 months (beginning August 2008), as follows:

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

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our operations. In order to fully carry out our business plan, we need additional financing of approximately $850,000 for the next 12 months. In order to improve our liquidity, we intend to raise additional equity financing from private investors or through a registered public offering. We intend to negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash. There can be no assurance we will be successful in our efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we may be unable to continue operations with respect to the continued development and marketing of our company and out business plan may fail.

If cash flow improves through these efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or improve our liquidity situation.

Results of Operations for the Period From October 19, 2007 (Date of Inception) to June 30, 2008 and for the Three Months Ended June 30, 2008.

Lack of Revenues

We have had limited operations since our inception on October 19, 2007 to June 30, 2008 and we have not generated any revenues. As of June 30, 2008, we had total assets of $16,508 and total liabilities of $1,312. Since our inception to June 30, 2008, we have an accumulated deficit of $68,304. We anticipate that we will incur substantial losses over the next year. Our ability to generate any revenues in the next 12 months remains to be uncertain.

Expenses

We accumulated total expenses of $68,304 from the date of our inception to June 30, 2008, including $44,441 in professional fees, $6,000 in acquisition of our mineral property, $13,828 in transfer agent and filing fees, and $4,035 in accounting and audit fees as well as bank charges.

For the three months ended June 30, 2008, we incurred total expenses of $16,464, including $6,602 in professional fees, $8,457 in transfer agent and filing fees, and $1,405 in accounting and audit fees as well as bank charges.

Net Loss

From the time of inception on October 19, 2007 to June 30, 2008 we incurred a net loss of $68,304

Results of Operations for the Six Months Ended June 30, 2008.

Lack of Revenues

We did not earn any revenues in the six months ended June 30, 2008. We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

For the six months ended June 30, 2008, we incurred total expenses of $62,971, including $39,116 in professional fees, $13,828 in transfer agent and filing fees, and $4,027 in accounting and audit fees as well as bank charges.

Net Loss

For the six months ended June 30, 2008, we incurred a net loss of $62,971.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Not applicable.

Item 4T. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the period ended June 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

From April 1, 2008 to June 30, 2008, we did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit	Description
No.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cicero Resources Corp.
(Registrant)

/s/ Tom Alexiou
Date: August 20, 2008	Tom Alexiou
President, Chief Executive Officer
Director, Chief Financial Officer,
Principal Accounting Officer