Form 10-Q
period 2008-09-30
Cicero Resources Corp.
filed 2008-11-04
CIK 1434598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-150831

Cicero Resources Corp.
(Name of Small Business Issuer in its charter)

Nevada	None
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

7251 W. Lake Mead Blvd, Suite 300
Las Vegas NV 89128
(Address of principal executive offices)

(702) 562 4308
Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 30, 2008, the registrant had 34,040,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Cicero Resources Corp. (the “Company”, “Cicero”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Cicero Resources Corp.
Report and Financial Statements
(An Exploration Stage Company)
(Unaudited)
September 30, 2008

Financial Statement Index

Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Statements of Stockholders’ Equity	F–4
Notes to the Financial Statements	F–5

CICERO RESOURCES CORP.
(An Exploration Stage Company)
BALANCE SHEETS
 (Stated in US Dollars)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,1366	$47,4911
Accounts receivable	122	122
Total current assets	4,1488	47,5033
Total Assets	$4,1488	$47,5033
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6200	$5,3366
Total current liabilities	6200	5,3366
Stockholder’s Equity
Preferred Stock, $0.00001 par value; authorized
20,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value; authorized
150,000,000 shares, issued and outstanding 34,040,000
and 29,000,000 shares, respectively	3400	2900
Additional Paid in Capital	83,1600	47,2100
Deficit accumulated during the Exploration stage	(79,972)	(5,333)
Total Stockholder’s Equity	3,5288	42,1677
Total Liabilities and Stockholder’s Equity	$4,1488	$47,5033

The accompanying notes are an integral part of these financial statements

CICERO RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2008 and for the period October 19, 2007 (Date of Inception) to September 30, 2008
(Stated in US Dollars)
(Unaudited)

	Three months ended September 30, 2008	Nine months ended September 30, 2008	October 19, 2007 (Date of Inception) to September 30, 2008
Costs and expenses
Accounting and audit fees	$3,788	$10,153	$10,153
Bank charges and interest	26	186	195
Filing fees	1,386	15,214	15,214
Mineral property acquisition cost	320	6,320	6,320
Professional fees	5,399	42,016	47,340
Rent	750	750	750
Total expenses	11,668	74,639	79,972
Net loss	$(11,668)	$(74,639)	$(79,972)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	34,040,000	34,478,102

The accompanying notes are an integral part of these financial statements

CICERO RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2008 and for the period October 19, 2006 (Date of Inception) to September 30, 2008
(Stated in US Dollars)
(Unaudited)

	Nine Months Ended September 30, 2008	October 19, 2007 (Date of Inception) to September 30, 2008
Cash Flows used in Operating Activities
Net loss for the period	$(74,639)	$(79,972)
Change in non-cash working capital balances related to operations:
Accounts receivable	-	(12)
Accounts payable and accrued liabilities	(4,716)	620
Net cash used in operating activities	(79,355)	(79,364)
Cash Flows from Financing Activities
Proceeds on sale of common stock	36,000	83,500
Net cash provided by financing activities	36,000	83,500
Increase (decrease) in cash and restricted cash during the period	(43,355)	4,136
Cash, beginning of period	47,491	-
Cash, end of period	$4,136	$4,136

The accompanying notes are an integral part of these financial statements

CICERO RESOURCES CORP.
 (An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
for the period October 19, 2007 (Date of Inception) to September 30, 2008
 (Stated in US Dollars)
(Unaudited)

	Common Stock $0.00001 par value		Additional Paid-In Capital	Deficit Accumulated During the Exploration Stage	Total
	Issued Shares	Amount
Common stock issued for cash
- Initial capitalization -at $0.0015	25,000,000	$250	$37,250	$-	$37,500
- Pursuant to subscription agreements -at $0.0025	4,000,000	40	9,960	-	10,000
Net loss for the period	-	-	-	(5,333)	(5,333)
Balance, December 31, 2007	29,000,000	$290	$47,210	$(5,333)	$42,167
Common stock issued for cash
- Pursuant to subscription agreements - at $0.0025	8,000,000	80	19,920	-	20,000
- Pursuant to subscription agreements - at $0.40	40,000	-	16,000	-	16,000
- Pursuant to cancellation agreements	(3,000,000)	(30)	30
Net loss for the period	-	-	-	(74,639)	(74,639)
Balance, September 30, 2008	34,040,000	$340	$83,160	$(79,972)	$3,528

The accompanying notes are an essential part of these financial statements

CICERO RESOURCES CORP.
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008
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

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the periods ended September 30, 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

These financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of September 30, 2008, the Company had cash of $4,136 and a stockholders’ equity of $3,528. Further, the Company has incurred a net loss of $79,972 since its inception, has net working capital of $3,528 and may incur further losses in the development of its business, all of which casts substantial doubt about the company’s ability to continue as a going concern, The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

On December 12, 2007, we sold 25,000,000 shares of our common stock to First Centerline Investments Ltd., a Nevada corporation controlled by our former sole director and officer, Tom Alexiou, at $0.0015 per share for cash proceeds of $37,500. These securities were issued without a prospectus pursuant to Section 4(2) of the Securities Act.

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

On April 28, 2008, we entered into agreements with 6 investors who purchased an aggregate of 12,000,000 shares of our common stock, to cancel an aggregate of 3,000,000 shares of our common stock; 500,000 shares of our common stock per investor. Our management decided that this would benefit the Company by decreasing the amount of shares which were sold at a very low price and in consideration we agreed to register an aggregate of 240,000 shares of our common stock held by the 6 investors, 40,000 shares of our common stock per investor, on our Form S-1 Registration Statement.

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 12, 2007, we sold 25,000,000 shares of our common stock to First Centerline Investments Ltd., a Nevada corporation controlled by our former sole director and officer, Tom Alexiou, at $0.0015 per share for cash proceeds of $37,500. These securities were issued without a prospectus pursuant to Section 4(2) of the Securities Act.

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

The terms of the agreement are:

•	$6,000 cash payment upon execution of the option agreement (paid)

•	$50,000 cash payment within one year of execution

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

Liquidity and Capital Resources

At September 30, 2008 we had cash of $4,136 in our bank accounts and working capital of $3,528. Our net loss from inception on October 19, 2007 (inception) to September 30, 2008 was $79,972. We are solely dependent on the funds raised through our equity or debt financing and our net loss was funded through equity financing.

Since October 19, 2007 (date of inception) to present, we raised gross proceeds of $83,500 in cash from the sale of our securities.  We raised $36,000 through financing activities in the nine months ended September 30, 2008.

For the nine months ended September 30, 2008, we used net cash of $79,355 in operating activities.  Our cash level decreased by $43,355 for the nine months ended September 30, 2008 due to the high professional fees associated with filing our registration statement and an increase in general and administrative costs.

For the nine months ended September 30, 2008 we required approximately $8,817 per month to fund our operating expenses.  Cash of $4,136 in our bank accounts as of September 30, 2008,  will not be sufficient to fund our operations for even one month.

We expect to require approximately an additional $850,000 in financing to undertake our planned operations and exploration activities over the next 12 months (beginning November 2008), as follows:

Description of Expense	Amount
Retain a geologist as a contractor	$20,000
Retain a land specialist and an engineer as contractors	$20,000
Equipment rental costs	$22,000
Conduct the first phase of an exploration program on the Crimson Queen Property	$80,500
Conduct the second phase of an exploration program on the Crimson Queen Property	$220,000
Maintain and exercise the options to acquire the Crimson Queen Property	$50,000
Annual maintenance charges on the property	$125
Obtain interests in other mining properties	$250,000
Consulting fees	$50,000
Management fees	$50,000
General and administrative expenses	$50,000
Professional Fees	$40,000
Total	$852,625

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our operations.  In order to fully carry out our business plan for the next 12 months, we need additional financing of approximately $850,000. In order to improve our liquidity, we intend to raise additional equity financing from private investors or through a registered public offering. We intend to negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash. There can be no assurance we will be successful in our efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we may be unable to continue operations with respect to the continued development and marketing of our company and our business plan may fail.

If cash flow improves through these efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or improve our liquidity.

Results of Operations for the Period From October 19, 2007 (Date of Inception) to September 30, 2008 and for the Three Months Ended September 30, 2008.

Lack of Revenues

We have had limited operations since our inception on October 19, 2007 to September 30, 2008 and we have not generated any revenues. As of September 30, 2008, we had total assets of $4,148 and total liabilities of $620. Since our inception to September 30, 2008, we have an accumulated deficit of $79,972. We anticipate that we will incur substantial losses over the next year.  Our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We accumulated total expenses of $79,972 from the date of our inception to September 30, 2008, including $47,340 in professional fees, $6,320 to acquire of our mineral property, $15,214 in transfer agent and filing fees, and $10,153 in accounting and audit fees.

For the three months ended September 30, 2008, we incurred total expenses of $11,668, including $5,399 in professional fees, $1,386 in transfer agent and filing fees, $3,788 in accounting and audit fees, $320 in property acquisition costs and $750 in rent.

Net Loss

From the time of inception on October 19, 2007 to September 30, 2008 we incurred a net loss of $79,972.

Results of Operations for the Nine Months Ended September 30, 2008.

Lack of Revenues

We did not earn any revenues in the nine months ended September 30, 2008.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

For the nine months ended September 30, 2008, we incurred total expenses of $74,639, including $42,016 in professional fees, $15,214 in transfer agent and filing fees, $10,153 in accounting and audit fees, $6,320 in property acquisition costs and $750 in rent.

Net Loss

For the nine months ended September 30, 2008, we incurred a net loss of $74,639.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Not applicable.

Item 4T. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

Melanie Williams, our Chief Executive Officer and Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

There were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls in during the period ending September 30, 2008.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any legal proceedings which involve Cicero or any of its properties or subsidiaries.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2008 to September 30, 2008, we did not sell any previously undisclosed unregistered securities.

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

Cicero Resources Corp.
(Registrant)

/s/ Melanie Williams
Date: November 3, 2008	Melanie Williams
President, Chief Executive Officer, Director, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer