Form 10-Q/A
period 2008-09-30
Cicero Resources Corp.
filed 2008-11-05
CIK 1434598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

Amendment Notice: This Quarterly Report on Form 10-Q is being amended to rectify a software error which caused improper formatting of the Balance Sheets through the addition of an extra digit at the end of each figure.

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

CICERO RESOURCES CORP.
(An Exploration Stage Company)
BALANCE SHEETS
 (Stated in US Dollars)

	September 30, 2008 (unaudited)	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$4,136	$47,491
Accounts receivable	12	12
Total current assets	4,148	47,503
Total Assets	$4,148	$47,503
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$620	$5,336
Total current liabilities	620	5,336
Stockholder’s Equity
Preferred Stock, $0.00001 par value; authorized 20,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value; authorized 150,000,000 shares, issued and outstanding 34,040,000 and 29,000,000 shares, respectively	340	290
Additional Paid in Capital	83,160	47,210
Deficit accumulated during the Exploration Stage	(79,972)	(5,333)
Total Stockholder’s Equity	3,528	42,167
Total Liabilities and Stockholder’s Equity	$4,148	$47,503

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

Cicero Resources Corp.
(Registrant)

/s/ Melanie Williams
Date : November 5, 2008	Melanie Williams
President, Chief Executive Officer, Director, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer