Form 10-K
period 2008-12-31
Cicero Resources Corp.
filed 2009-03-31
CIK 1434598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-150831

CICERO RESOURCES CORP.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

7251 W. Lake Mead Blvd, Suite 300
Las Vegas NV 89128
 (Address of principal executive offices) (ZIP Code)

(702) 562 4308
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None
Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☑

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 30, 2008 (there were no trades in the issuer’s common stock as of the last business day of the second fiscal quarter): $0

Number of common shares outstanding at March 31, 2009: 34,040,000

PART I

Item 1.  Business

Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “could”, "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Cicero" mean Cicero Resources Corp. and all of our subsidiaries, unless otherwise indicated.

All dollar amounts in this annual report refer to US dollars unless otherwise indicated.

Overview

Cicero Resources Corp. (hereinafter referred to as "we", "us", "our” and "Cicero") was incorporated on October 19, 2007 under the laws of the State of Nevada. We do not have any subsidiaries. Our principal offices are located at 7251 W. Lake Mead Blvd, Suite 300
Las Vegas NV 89128. Our telephone number is 702-562-4308.  Our fiscal year end is December 31.

We started as a mineral exploration company focused on the acquisition and development of a portfolio of gold properties.  We have had no revenues as of the end of our most recent fiscal year and we have only recently begun limited operations.

On January 30, 2008 we entered into an option agreement with Multi Metal Mining Corp. pursuant to which we purchased an option to acquire an undivided 100% interest in a gold prospect property commonly known as the Crimson Queen Property.  The Crimson Queen Property is comprised of approximately 20 acres of land located in the Sunset Mining District, Clark County, Nevada, USA. The Crimson Queen Property consists of one claim, the Crimson Queen Lode Claim described as follows:

Name of Claim	1/4	Section	Township	Range	Meridian
Crimson Queen Lode Claim	SE	31	27S	60	East
	NE	6	28S	60	East

The option we purchased gives us the right to explore, mine and produce all minerals lying beneath the surface of the property.  On March 18, 2008 we made the initial payment of $6,000.  In order to fully exercise the option to purchase the 100% interest in the Crimson Queen Property, we must pay an additional $50,000 by January 30, 2009 and $200,000, as well as issue 1,000,000 shares of our common stock by January 30, 2010.   As we were not able to make the required payment on January 30, 2009, the option on the Crimson Queen Property expired.

Upon the expiration of our option on the Crimson Queen Property, our management decided to focus on acquiring or merging with one or more operating businesses. Our efforts to identify a target business are not limited to any particular industry and we may acquire another gold exploration property.  As of March 31, 2009, w have identified a potential merger or acquisition target and our management is negotiating the potential terms of acquisition or merger.  However, there can be no assurance that our management will be successful in negotiating the merger or acquisition of this target business and as such we continue to search for opportunities for other mergers or acquisitions.

We intend to focus our search on businesses in North America, but we will also explore opportunities in international markets that are attractive to us. We will focus our efforts on seeking a business combination with a privately held business. We believe that owners of privately held small or middle-market companies may seek to realize the value of their investments through a sale or recapitalization or through a merger with a public company to access capital to fund their growth.

There is no assurance that we will successfully identify a potential target business, enter into any definitive agreements with any target business, or finally consummate a business combination with any potential target business.

Acquisition Strategy

We have identified the following guidelines that we believe are important in evaluating a prospective target business. We will use these guidelines in evaluating business combination opportunities; however, we may decide to enter into a business combination with a target business that does not meet all of these guidelines. We may not be able to complete a business combination with any target business that meets all or part of these guidelines due to our limited human, capital and other resources. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

Established company with positive cash flow.  We intend to acquire an established company with a history of positive cash earnings before interest, taxes, depreciation and amortization. We do not intend to acquire a start-up company, a company with speculative business plans or a company that we believe has significant risk attached to it.

Strong competitive position in industry.  We intend to analyze the strengths and weaknesses of a target business relative to its competitors. The factors we will consider include product quality, customer loyalty, cost impediments associated with customers switching to competitors, patent protection, brand positioning and capitalization. We will seek to acquire a business that has developed a strong position within its market, is well positioned to capitalize on growth opportunities and operates in an industry with significant barriers to entry. We will seek to acquire a business that demonstrates advantages when compared to its competitors, which may help to protect its market position and profitability.

Experienced management team.  We will seek to acquire a business that has an experienced management team with a proven track record for delivering growth and profits. We believe that the operating expertise of our management team will complement, not replace, the target business’ management team.

Diversified customer and supplier base.  We will seek to acquire a business that has a diversified customer and supplier base. We believe that a company with a diversified customer and supplier base is generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact its customers, suppliers and competitors.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities with business objectives similar to ours. There are many blank check companies seeking to carry out a business plan similar to ours that have completed initial public offerings in the United States. Furthermore, there are a number of additional blank check companies in the registration process that have not yet completed initial public offerings, and there are likely to be more blank check companies that have completed initial public offerings before we are able to successfully consummate a business combination.

We may also be subject to competition from entities other than blank check companies, which may be special acquisition companies or capital pool companies, that have a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well-established and have extensive experience identifying and effecting business combinations either directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources may be relatively limited in comparison to many of these competitors.

While we believe that numerous potential target businesses may be available for acquisition, our ability to acquire a certain attractive target business will be limited by our available financial resources. This inherent competitive limitation may give others an advantage in pursuing the acquisition of a target business. The fact that stockholder approval may delay the completion of a business combination is an additional limitation that may be viewed unfavorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and our access to the United States public equity markets may give us a competitive advantage in acquiring a target business with significant growth potential on favorable terms over privately-held entities with business objectives similar to ours.

If we succeed in effecting a business combination, there will likely be further intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Effecting a Business Combination

General

We are not presently engaged in, and we do not anticipate engaging in, any commercial business activities for an indefinite period of time after filing this annual report. We intend to use cash derived from private placements, public offerings, loans, or a combination thereof, to effect a business combination. Such a business combination may be with a company which does not need substantial additional capital but which desires to establish a public trading market for its stock. We may also seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. We may also face other risks including time delays, significant expense, loss of voting control and failure to comply with various federal and state securities laws. Our stockholders may not have an opportunity to evaluate the specific merits or risks of any potential business combination.

We Have Not Identified a Target Business

To date, we have not selected a specific target on which to concentrate our efforts for a business combination. Our management has not had any preliminary contact or discussions on our behalf with representatives of any prospective target business regarding the possibility of a potential merger, capital stock exchange, asset acquisition or other strategic transaction with us. In addition, our management has not yet taken any measure, directly or indirectly, to locate a target business. There has been no due diligence, investigation, discussions, negotiations and/or other similar activities undertaken, directly or indirectly, by us, our management or by any third party, with respect to an ongoing proposed business combination.

Sources of Target Businesses

We anticipate target business candidates will be brought to our attention by various unaffiliated sources, including executives, private equity funds, venture capital funds, investment bankers, attorneys, accountants and other members of the financial community, who may present solicited or unsolicited proposals. We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, such as publicly available information relating to this offering, public relations and marketing efforts, articles that may be published in industry trade papers discussing our intention to effect a business combination, or direct contact by management of potential target businesses.

Our management, as well as our existing stockholders and their affiliates, may also bring to our attention target business candidates. While we do not anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which case we may be required to pay a finder’s fee or other compensation. The terms of any such arrangements will be negotiated with such persons on arm’s length basis and disclosed to our stockholders in connection with any proposed business combination. In no event, however, will we pay our existing management, our existing stockholders, or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, neither our existing management nor our existing stockholders will receive any finder’s fee, consulting fees or any similar fees or other compensation from any other person or entity, including any target company, in connection with any business combination other than any compensation or fees to be received for any services provided following such a business combination.

Selection of a Target Business and Structuring of a Business Combination

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

•	growth potential;

•	financial condition and results of operations;

•	capital requirements;

•	the value and extent of intellectual property;

•	competitive position;

•	stage of development of products, processes or services;

•	degree of current or potential market acceptance of products, processes or services;

•	proprietary features and degree of protection of products, processes or services; and

•	costs associated with effecting the business combination.

We intend to create a contact database describing the materials we receive from any potential target candidates, when such materials were evaluated, the parties primarily responsible for such evaluation and the reasons such candidates were either rejected or the issues that, upon initial evaluation, require further investigation. Any evaluation relating to the merits of a particular business combination will be based on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objectives. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meeting with incumbent management, inspecting facilities, and reviewing financial and other information that is made available to us.

We will attempt to structure any business combination so as to achieve the most favorable tax treatment for us, the target business and both companies’ stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The fair market value of a target business will be determined by our Board of Directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow, book value, and the price for which comparable businesses have recently been sold. Other factors contributing to a determination of the fair market value may include timing, the reputation of the target business and the anticipated costs of completing the transaction.

We are not required to obtain an opinion from an unaffiliated third party regarding the fair market value of a target business we select at the time of any transaction. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we plan to pay is fair to our stockholders from a financial perspective unless the target is affiliated with our officers, directors, special advisors, existing stockholders or their affiliates. However, because Melanie Williams, our sole officer and director, has no experience in evaluating business combinations for blank check companies like ours, his judgment may not meet the criteria that independent investment banking firms or other similar blank check companies usually use.

Probable Lack of Business Diversification

It is probable that we will have the ability to effect only a single business combination, although this may entail the simultaneous acquisition of several compatible operating businesses or assets. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, we will likely not have sufficient resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with a single entity or a limited number of entities, our lack of diversification may leave us dependent upon the performance of a single business or a limited number of businesses, and result in us being dependent upon the development or market acceptance of a single or limited number of products or services.

Limited Ability to Evaluate the Management of a Target Business

Although we intend to closely scrutinize the management of prospective target businesses when evaluating the potential to effect a business combination, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members who join our management team following a business combination will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our sole officer and director, if any, in a target business cannot presently be stated with any certainty. While it is possible that our current officer and director will remain associated with us in some capacity following a business combination, it is unlikely that he will devote his full efforts to our affairs after the consummation of a business combination. Moreover, we cannot assure you that our sole officer and director will have substantial experience or knowledge concerning the operations of any particular target business.

Opportunity for Stockholder Approval of Business Combination

We may not submit a business combination to our stockholders for approval if the nature of the transaction would not ordinarily require stockholder approval under applicable governing laws. If we are required to submit the transaction to our stockholders for approval, we will furnish our stockholders with proxy solicitation materials, which will include a description of the operations of the target business and certain required financial information regarding the business. Also, we will proceed with the business combination only if a majority of the votes cast by the holders of our common stock at the meeting are in favor of the business combination. To compensate for a potential shortfall in cash, we may be required to structure the business combination, in whole or in part, using the issuance of our common stock as consideration. Accordingly, any increase in the number of shares of our issued and outstanding common stock could hinder our ability to consummate a business combination in an efficient manner or to optimize our capital structure.

When we seek stockholder approval for a business combination, we will not offer each stockholder a right to have their shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed.

Research and Development

We have not spent any amounts on research and development activities during the year ended December 31, 2008. We anticipate that we will not incur any expenses on research and development over the next 12 months. Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Intellectual Property

As of March 31, 2009 we did not own any intellectual property.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive offices are located at 7251 W. Lake Mead Blvd, Suite 300
Las Vegas NV 89128. Our telephone number is 702-562-4308.  We pay approximately $250 per month for use of this space and this gives us full phone and fax service as well as the use of the office for 16 hours per month.  Our President also works from home.

Item 3.  Legal Proceedings

We know of no material, active or pending legal proceedings against us or our property, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common stock. Our common stock is quoted for trading on the OTC Bulletin Board under the symbol “CCRO.OB”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on January 22, 2009, but as of March 31, 2009 we have not had any trades in our common stock.

Holders

As of March 31, 2009 there were 39 holders of record of our common stock.

Dividends

Holders of our common stock are entitled to dividends if declared by our Board of Directors out of funds legally available therefore. As of March 31, 2009 we had not declared or paid any dividends, and we do not intend to do so for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors.

Equity Compensation Plans

As of March 31, 2009 we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any previously unreported sales from October 1, 2008 to December 31, 2008.

Recent Purchases of Equity Securities by Us and our Affiliated Purchases

As of March 31, 2009 we had not repurchased any of our common stock, and we have not publicly announced any repurchase plans or programs.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this annual report.

Liquidity and Capital Resources

As of December 31, 2008, we had cash of $1,551 in our bank accounts and a working capital deficit of $5,819 compared to $47,491 cash and working capital of $42,167 as of December 31, 2007. As of December 31, 2008, we had total assets of $1,563 and total liabilities of $7,382.  As of December 31, 2008 we have accumulated a deficit of $89,319.

From October 19, 2007 (date of inception) to December 31, 2008, we raised net proceeds of $83,500 in cash from the issuance of common stock.  $36,000 was raised during the year ended December 31, 2008 and $47,500 was raised during the period from October 19, 2007 (inception) to December 31, 2007.  Since October 19, 2007 (date of inception) to December 31, 2008, we raised net proceeds of $83,500 in cash from financing activities.

We used net cash of $81,940 in operating activities for the year ended December 31, 2008 compared to $9 for the period from October 19, 2007 (inception) to December 31, 2007.  The increase is attributed mainly to an increase in accounting, audit and legal costs.  We have used net cash of $81,949 in operating activities from October 19, 2007 (date of inception) to December 31, 2008.

If we are successful in consummating a business combination, we will incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock options to future employees. We estimate that our expenses over the next 12 months (beginning April 2009) will be approximately $418,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities, our ability to raise capital from shareholders or other sources and whether we continue our operations.

Description	Target completion date or period	Estimated expenses ($)
Due diligence of the potential target business	12 months	20,000
Legal and accounting fees related to the acquisition of the potential target business	12 months	50,000
Acquisition and development costs of the potential target business	12 months	125,000
Investor relations costs	12 months	30,000
Raise additional private or public equity (legal, accounting and marketing fees)	May 2009	100,000
Legal and professional fees	12 months	50,000
Travel and promotional expenses	12 months	25,000
Other general and administrative expenses	12 months	18,000
Total		418,000

We anticipate that we will not generate any revenues in the near future and we do not anticipate achieving sufficient positive operating cash flow until we are able complete a business combination and thus generate substantial revenues. It may take several years for us to fully realize our business plan. There is no assurance we will achieve profitability after completing a business combination.

As of December 31, 2008 we had cash of $1,551 in our bank accounts.  We intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out any business plan.

Results of Operations

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on October 19, 2007 to December 31, 2008. As of December 31, 2008, we had an accumulated deficit of $88,519. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that our business will incur substantial losses in the next two years. We believe that our success depends on our ability to complete a business combination and our ability to develop a target business.

At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our audited financial statements on December 31, 2008 and 2007 contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

From October 19, 2007 (date of inception) to December 31, 2008, our total expenses were $89,319. The major components of our total expenses since inception to December 31, 2008 consist of: $12,918 for accounting and audit fees, $52,920 for professional fees, $15,357 for filing fees, and $6,320 for mineral property acquisition costs on the Crimson Queen Property which we have since abandoned.

Our total expenses increased by $78,653 to $83,986 for the year ended December 31, 2008 from $5,333 for the period from October 19, 2007 (inception) to December 31, 2007. The increase in total expenses was mainly due to increased accounting, audit and legal fees and an increase in the time during which we were operating as we were only incorporated on October 19, 2007.

For the same reasons our accounting and audit fees increased by $12,918 to $12,918 for the year ended December 31, 2008 from $nil for the period from October 19, 2007 (inception) to December 31, 2007, our professional fees increased by $42,254 to $47,587 for the year ended December 31, 2008 from $5,333 for the period from October 19, 2007 (inception) to October 31, 2007, our filing fees increased by $15,357 to $15,357 for the year ended December 31, 2008 from $nil for the period from October 19, 2007 (inception) to December 31, 2007, and our mineral property acquisition costs increased by $6,320 to $6,320 for the year ended December 31, 2008 from $nil for the period from October 19, 2007 (inception) to December 31, 2007.

Net Loss

For the year ended December 31, 2008 we incurred net loss of $83,986 compared to $5,333 for the year ended December 31, 2007.  From October 19, 2007 (date of inception) to December 31, 2008, we incurred an aggregate net loss of $89,319. The net loss was primarily due to operating expenses related to accounting, audit, and legal fees as well as mineral property costs and office expenses.  We incurred net loss of $0.00 per share for the year ended December 31, 2008 and a net loss of $0.00 per share for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Known Material Trends and Uncertainties

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from outside sources to sustain operations and meet our obligations on a timely basis, and ultimately upon our ability to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that we will have sufficient resources to complete any business combination or that our future operations will be profitable after completing the business combination.

These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.. The threat that we will be unable to continue as a going concern will be eliminated only when our revenues have reached a level that is able to sustain our business operations.

We plan to review and identify potential businesses for acquisitions or other business combinations. Our management is unable to predict whether or when any business combination will occur or the likelihood of any particular transaction being completed on favorable terms and conditions. We may be unable to obtain the necessary financing to complete any transactions and could financially overextend ourselves. Acquisitions or other business combinations may present financial, managerial and operational challenges, including difficulties in integrating operations and personnel. Any failure to integrate new businesses or manage any new transactions successfully could adversely affect our business and future financial performance.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Pre-exploration Stage Company

We comply with the Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises” and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of us as pre-exploration stage.

Foreign Currency Translation and Transaction

Our functional currency is the Canadian dollar.  We use the US dollar as our reporting currency for consistency with the registrants of the Securities and Exchange Commission (“SEC”) and in accordance with SFAS No. 52.

Assets and liabilities denominated in a foreign currency at period-end are translated at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Any gains or losses arising as a result of such translations are not included in operations, but are reported as a separate component of equity as foreign currency translation adjustments, if applicable.

Transactions undertaken in currencies other than the functional currency are translated using the exchange rate in effect on the transaction date.  Any exchange gains or losses are included in other income or expenses on the Statement of Operations, if applicable.

Basic and Diluted Loss Per Share

We report basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided, as it would be anti-dilutive.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

CICERO RESOURCES CORP.
(An Exploration Stage Company)
FINANCIAL STATEMENTS
December 31, 2008 and 2007
(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors,
Cicero Resources Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Cicero Resources Corp. (An Exploration Stage Company) as of December 31, 2008 and 2007 and the related statements of operations, cash flows and stockholders’ equity (deficiency) for the year ended December 31, 2008, the period October 19, 2007 (Date of Inception) to December 31, 2007 and the period October 19, 2007 (Date of Inception) to December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Cicero Resources Corp. (An Exploration Stage Company) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31,2008, the period October 19, 2007 (Date of Inception) to December 31, 2007 and the period October 19, 2007 (Date of Inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and is yet to attain profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Kempisty & Company CPAs P.C.

Kempisty & Company
Certified Public Accountants, P.C.
New York, New York
March 26, 2009

CICERO RESOURCES CORP.
(An Exploration Stage Company)
BALANCE SHEETS
December 31, 2008 and 2007
(Stated in US Dollars)

	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$1,551	$47,491
Accounts receivable	12	12
Total current assets	1,563	47,503

Total Assets	$1,563	$47,503

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable and accrued liabilities	$7,382	$5,336

Total current liabilities	7,382	5,336

Stockholder’s Equity (Deficiency)
	-	-
Preferred Stock, $0.00001 par value; authorized 20,000,000 shares, none issued and outstanding

Common Stock, $0.00001 par value; authorized 150,000,000 shares, issued and outstanding 34,040,000 and 29,000,000 shares, respectively	340	290
Additional Paid in Capital	83,160	47,210
Deficit accumulated during the Exploration stage	(89,319)	(5,333)

Total Stockholder’s Equity (Deficiency)	(5,819)	42,167

	$1,563	$47,503
Total Liabilities and Stockholder’s Equity (Deficiency)

(The accompanying notes are an integral part of the consolidated financial statements.)

CICERO RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Year ended December 31, 2008	October 19, 2007 (Date of Inception) to December 31, 2007	October 19, 2007(Date of Inception) to December 31, 2008
Operating Expenses
Accounting and audit fees	$12,918	$-	$12,918
Bank charges and interest	304	-	304
Filing fees	15,357	-	15,357
Mineral property acquistion cost	6,320	-	6,320
Professional fees	47,587	5,333	52,920
Rent	1,500	-	1,500

Total Operating expenses	83,986	5,333	88,519

Net loss	$(83,986)	$(5,333)	$(89,319)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	34, 338,630	7,054,794

(The accompanying notes are an integral part of the consolidated financial statements.)

CICERO RESOURCES CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Year ended December 31, 2008	October 19, 2007 (Date of Inception) to December 31, 2007	October 19, 2007(Date of Inception) to December 31, 2008

Cash Flows used in Operating Activities
Net loss for the period	$(83,986)	$(5,333)	$(89,319)
Change in operating assets & liabilities:
(Increase)/Decrease Accounts receivable	-	(12)	(12)
Increase/(Decrease) Accounts payable and accrued liabilities	2,046	5,336	7,382

Net cash used in operating activities	(81,940)	(9)	(81,949)

Cash Flows provided by (used in) Financing Activities
Stock issued for cash	36,000	47,500	83,500

Net cash provided by financing activities	36,000	47,500	83,500

Increase (decrease) in cash during the period	(45,940)	47,491	1,551

Cash, beginning of the period	47,491	-	-

Cash, end of the period	$1,551	$47,491	$1,551

(The accompanying notes are an integral part of the consolidated financial statements.)

CICERO RESOURCES CORP.
 (An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
For the year ended December 31, 2008 and
for the period October 19, 2007 (Date of Inception) to December 31, 2007
(Stated in US Dollars)

	Common Stock $0.00001 par value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total
	Issued Shares	Amount

Common stock issued for cash
- Initial capitalization - at $0.0015	25,000,000	$250	$37,250	$-	$37,500
- Pursuant to subscription agreements - at $0.0025	4,000,000	40	9,960	-	10,000
Net loss for the year	-	-	-	(5,333)	(5,333)

Balance, December 31, 2007	29,000,000	290	47,210	(5,333)	42,167

Common stock issued for cash
- Pursuant to subscription agreements - at $0.0025	8,000,000	80	19,920	-	20,000
- Pursuant to subscription agreements - at $0.40	40,000	-	16,000	-	16,000
- Pursuant to cancellation agreements	(3,000,000)	(30)	30
Net loss for the year	-	-	-	(83,986)	(83,986)

Balance, December 31, 2008	34,040,000	$340	$83,160	$(89,319)	$(5,819)

(The accompanying notes are an integral part of the consolidated financial statements.)

CICERO RESOURCES CORP.
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008
(Stated in US Dollars)

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS/GOING CONCERN

Cicero Resources Corp. (the “Company”) was incorporated in the State of Nevada on October 19, 2007. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company has acquired an option to purchase a mineral property located in the Sunset Mining District within the southwestern corner of the state of Nevada, U.S.A. and has not yet determined whether this property contains reserves that are economically recoverable. As of January 30, 2009, due to a lack of funding, the Company did not make the request payment to keep the option agreement in force; therefore, the agreement is considered terminated

At December 31, 2008, substantially all of the Company’s assets and operations are located and conducted in Canada.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $89,319 since its inception, has a deficit in working capital of $5,819 and may incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Pre-exploration Stage Company

The Company complies with the Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises” and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as pre-exploration stage.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.

Foreign Currency Translation and Transaction

The Company’s functional currency is the Canadian dollar.  The Company uses the United States of America dollar as its reporting currency for consistency with the registrants of the Securities and Exchange Commission (“SEC”) and in accordance with SFAS No. 52.

Assets and liabilities denominated in a foreign currency at period-end are translated at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Any gains or losses arising as a result of such translations are not included in operations, but are reported as a separate component of equity as foreign currency translation adjustments, if applicable.

Transactions undertaken in currencies other than the functional currency are translated using the exchange rate in effect on the transaction date.  Any exchange gains or losses are included in other income or expenses on the Statement of Operations, if applicable.

Financial Instruments

The carrying value of bank indebtedness, accounts payable and accrued liabilities, loan payable to related party approximates their fair value because of the short-term maturity nature of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes”.  Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided, as it would be anti-dilutive.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS Nos 123 and 123R. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, (revised 2007), "Business Combinations".  SFAS 141(R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged.  Consistent with SFAS 141, SFAS 141(R) requires the acquirer to fair value the assets and liabilities of the acquiree and either record goodwill or gain on bargain purchases, with main difference the application to all acquisitions where control is achieved.  SFAS 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51".  SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity.  The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement.  SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities".  SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements (Continued)

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles".  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles".  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3").  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets".  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants."  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We will adopt FSP APB 14-1 beginning in the first quarter of fiscal year 2010, and this standard must be applied on a retrospective basis.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

FASB has issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts.”  SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities.  It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 3 – COMMON STOCK

On December 12, 2007, the Company sold 25,000,000 shares of our common stock to First Centerline Investments Ltd., a Nevada corporation controlled by our sole director and officer, Tom Alexiou, at $0.0015 per share for cash proceeds of $37,500. These securities were issued without a prospectus pursuant to Section 4(2) of the Securities Act.

On December 21, 2007, the Company sold 4,000,000 shares and on January 30, 2008, we sold 8,000,000 shares of our common stock to six investors, at $0.0025 per share for cash proceeds of $10,000 and $20,000, respectively. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

On January 30, 2008, the Company issued 8,000,000 shares of common stock to non-us people at $0.0025 per share for proceeds of $20,000.

On February 19, 2008, the Company sold 40,000 shares of our common stock to 32 investors at $0.40 per share for cash proceeds of $16,000. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

On April 28, 2008, the Company entered into agreements with our 6 investors who purchased an aggregate of 12,000,000 shares of our common stock, to cancel an aggregate of 3,000,000 shares of our common stock; 500,000 shares of our common stock per investor. We felt that this would benefit the company by decreasing the amount of shares which were sold at a very low price and in consideration we agreed to register an aggregate of 240,000 shares of our common stock held by the 6 investors; 40,000 shares of our common stock per investor.

NOTE 4 – INCOME TAXES

The components of the Company's tax provision are as follows:
	December 31,
	2008	2007
Current income tax expense (benefit)	$(14,000)	$(900)
Deferred income tax	14,000	900
	$-	$-

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

	December 31,
	2008	2007
Net operating loss carryforward	$28,000	$1,800
Deferred tax asset	28,000	1,800
Valuation allowance	(28,000)	(1,800)
Net deferred tax asset	$-	$-

Net operating loss carryforward's totaled approximately $89,000 at December 31, 2008. The net operating loss carryforwards will begin to expire in the year 2028 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2008 due to the uncertainty of realizing the deferred tax assets.

The following is a reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the year ended December 31, 2008 and the period October 19, 2007 (inception) through December 31, 2007:

		For the Period
		October 19, 2007
	For the Year Ended	(inception) through
	December 31, 2008	December 31, 2007
Tax expense (benefit) at Federal rate (34%)	$(30,000)	$(1,800)
Federal bracket adjustment	15,000	900
Change in valuation allowance	15,000	900
Net income tax (benefit) allowance	$-	$-

Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.

NOTE 5 – RELATED PARTY TRANSACTIONS

Pursuant to a consulting agreement (the “Agreement”) between the Company and Ms. Williams entered into on September 11, 2008, Ms. Williams will provide all services expected from a director and Chief Executive Officer of a company.  The Agreement is effective as of September 11, 2008 and continues until terminated by either Ms. Williams or the Company.  Ms. Williams will receive a monthly base salary of $200. Ms. Williams’ salary will increase to $5,000 per month if the Company receives an aggregate of $500,000 in financing.

On December 12, 2007, the Company sold 25,000,000 shares of our common stock to First Centerline Investments Ltd., a Nevada corporation controlled by our sole director and officer, Tom Alexiou, at $0.0015 per share for cash proceeds of $37,500. These securities were issued without a prospectus pursuant to Section 4(2) of the Securities Act.

NOTE 6 – CONTINGENCY

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

Office space is provided to the Company’s legal firm at approximately $250 per month.

NOTE 7 – MINING ACQUISITIONS

On January 30, 2008, the Company entered into an option agreement with Multi Metal Mining Corp to acquire an undivided 100% interest in a certain lode mining claim known as the Crimson Queen lode mining claim located in Clark County Nevada.

The terms of the agreement are:

•	$6,000 cash payment upon execution of the option agreement (paid)

•	$50,000 cash payment within one year of execution

•	An additional $200,000 in cash payments and 1,000,000 common shares issued by the Company to Multi Metal Mining Corp within two years of executing the agreement.

The Company has not made the $50,000 payment due by January 30, 2009 to maintain its option on the mining claim. The option agreement is considered terminated.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended December 31, 2008, there have been no changes in or disagreements with our principal independent accountants.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this annual report, that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls

During the quarter ended December 31, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our sole executive officer and director of as of March 31, 2009.

Name	Age	Position
Melanie Williams	28	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Our sole director will serve as a director until our next annual shareholder meeting or until his successor is elected who accepts the position. Officers hold their positions at the will of our Board of Directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Biography

Melanie Williams, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Melanie Williams has been our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director since September 11, 2008.

Ms. Williams holds a Bachelor of Commerce degree with majors in Marketing and Management from Mount Allison University in Sackville, NB where she was on the Dean’s list for the 2001-2002 academic year.  While in Sackville she worked as a Business Development Officer helping small business owners in the community with marketing/business plans, market research and feasibility studies as well as obtaining funding for new business ventures.

Upon graduation in 2003, Ms. Williams began employment with HBC where she served as a marketing specialist.  In 2004 Ms. Williams was retained as a customer service professional with a privately owned personal hygiene company.  In four years with the company, Ms. Williams moved through the ranks as a team leader, Supervisor, Manager and finally Business Analyst. From May 2008 to the present, Ms. Williams has been employed within the Marketing/Research and Development team as an Assistant Product Manager.

Ms. Williams is currently enrolled in the final year of her MBA at the Université de Moncton in Moncton, NB with graduation slated for October of 2009.  Ms. Williams holds no directorships in any other public companies.

Board of Directors and Director Nominees

Our sole officer and director, Melanie Williams, is currently the only member of our Board of Directors. We do not have a nominating committee of the Board, since the Board as a whole selects individuals to stand for election as members. Since the Board does not include a majority of independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which the slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of the security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from each candidate prior to reaching any determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors. Our Board has determined that we do not have an audit committee financial expert on our Board carrying out the duties of the audit committee. The Board has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

Significant Employees

Other than our sole officer and director, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a).  As we do not have any securities registered under Section 12 of the Securities Exchange Act of 1934, none of our Reporting Persons are required to file reports of ownership and changes in ownership with the SEC.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Item 11.  Executive Compensation

The following table sets forth, as of December 31, 2008, the compensation paid to our President and Chief Executive Officer and our Chief Financial Officer during the last two completed fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.

Summary Compensation Table (1)
Name and Principal Position	Year	Salary ($)	Total ($)
Tom Alexiou (2)	2007	0	0
	2008	0	0
Melanie Williams (3)	2008	800 (4)	800

(1)	Pursuant to Item 402(a)(5) of Regulation S-K tables and columns have been omitted where no compensation has been awarded.

(2)
Tom Alexiou was our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director from inception on October 19, 2007 to September 11, 2008.

(3)	Melanie Williams has been our our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director since September 11, 2008.

(4)	Consists of a monthly fee of $200 for management services.

We have made no grants of stock options or stock appreciation rights from October 19, 2007 (inception) to December 31, 2008.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board as a whole determines executive compensation.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2008.

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for services as a director, including committee participation and/or special assignments.

Change of Control

As of March 31, 2009 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

Compensation Committee Report

Our Chief Financial Officer and Chief Executive Officer has reviewed the Compensation Discussion and Analysis and the requirements pertaining to this item. She has determined that no disclosure is necessary as we have not adopted any compensation programs and we have approved that a statement to that effect be disclosed in this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2009 by: (i) each of our directors, (ii) each of our named executive officers, and (iii) owners of 5% or more of our common stock. There was no other person or group known by us to beneficially own more than 5% of the outstanding shares of our common stock. Unless otherwise indicated, the persons listed below possess sole voting and investment power with respect to the shares they own. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name & Address of Beneficial Owner	Number of Shares (1)	Percentage (%) (2)
Common Stock	None	0	0
All Officers and Directors as a Group		0	0
Common Stock	First Centerline Investments Ltd. (3) PMB #2385 502 E. John Street. Room E, Caron City, NV, 89706	25,000,000	73
All Other Shareholders		25,000,000	73

(1)
The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 34,040,000 issued and outstanding shares of our common stock as of March 31, 2009.
(3)	Tom Alexiou, our former director, President, CEO, and CFO, owns and controls First Centerline Investments Ltd.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Pursuant to a consulting agreement between us and Melanie Williams, our sole director and officer, entered into on September 11, 2008, Ms. Williams will provide all services expected from a director and Chief Executive Officer of a company.  The agreement is effective as of September 11, 2008 and continues until terminated by either Ms. Williams or the Company.  Ms. Williams will receive a monthly base salary of $200. Ms. Williams’ salary will increase to $5,000 per month if the Company receives an aggregate of $500,000 in financing.  During the year ended December 31, 2008, we accrued $800 for a salary to Ms. Williams.

During the year ended December 31, 2008, we had not entered into any transactions with our sole officer and director, our former sole officer and director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors in connection with the audit of our financial statements for the years ended December 31, 2008 and 2007, and any other fees billed for services rendered by our auditors during these periods.

Kempisty & Company CPAs PC
Period from October 19, 2007 to December 31, 2007
Audit fees	$5,000
Audit-related fees	0
Tax fees	0
All other fees	0
Total	$5,000

Kempisty & Company CPAs PC
Period from January 1, 2008 to December 31, 2008
Audit fees	$9,500
Audit-related fees	0
Tax fees	0
All other fees	0
Total	$9,500

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2008.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See our Financial Statements set forth on page F-1 of this annual report.

(a)(2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or the related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CICERO RESOURCES CORP.

Date: March 31, 2009	By:	/s/ Melanie Williams
Melanie Williams
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Melanie Williams
Melanie Williams	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	March 31, 2009