Form 10-Q
period 2009-03-31
Cicero Resources Corp.
filed 2009-05-19
CIK 1434598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2009, the registrant had 34,040,000 shares of common stock outstanding.

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements of Cicero Resources Corp. (the “Company”, "Cicero", "we", "our", "us"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-K for the period ended December 31, 2008.

Cicero Resources Corp.
Report and Financial Statements
(An Exploration Stage Company)
(Unaudited)

March 31, 2009

Cicero Resources Corp.
(An Exploration Stage Company)
Balance Sheets
(In US Dollars)

	March 31, 2009	December 31, 2008
	(unaudited)

Assets
Current Assets
Cash and cash equivalents	$672	$1,551
Accounts receivable	12	12

Total current assets	684	1,563

Total Assets	$684	$1,563

Liabilities & Stockholders' Deficiency

Current Liabilities
Accounts payable and accrued liabilities (Note 5)	$7,880	$7,382
Short term note payable (Note 4)	4,582	-
Total current liabilities	12,462	7,382

Commitments and contingencies (Notes 5 and 6)	-	-

Stockholders' Equity
Preferred Stock, $0.00001 par value;
authorized 20,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.001 par value; authorized 150,000,000 shares,
issued and outstanding 340,040 shares	340	340
Additional Paid-in Capital	83,160	83,160
Deficit accumulated during the exploration stage	(95,278)	(89,319)
Total Stockholders' Deficiency	(11,778)	(5,819)
Total Liabilities & Stockholders' Deficiency	$684	$1,563

(The accompanying notes are an integral part of these financial statements.)

Cicero Resources Corp.
(An Exploration Stage Company)
Statements of Operations
(In US Dollars)

	Three Months Ended		October 19, 2007 (inception)
	March 31, 2009	March 312008	to March 31, 2009
	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-

Expenses
Accounting and audit fees	2,577	-	15,495
Bank charges and interest	67	69	371
Filing fees	400	5,370	15,757
Mineral property acquisition cost	-	6,000	6,320
Professional fees	2,165	35,068	55,085
Rent	750	-	2,250
Total expenses	5,959	46,507	95,278

Net loss	$(5,959)	$(46,507)	$(95,278)

Net loss per share
Basic and diluted	$(0.02)	$(0.13)

Weighted Average Shares Outstanding
Basic and diluted	340,400	364,645

(The accompanying notes are an integral part of these financial statements.)

Cicero Resources Corp.
(An Exploration Stage Company)
Statements of Changes in Stockholder’s Deficiency
(In US Dollars)
For the period October 19, 2007 (inception) to March 31, 2009 (unaudited)

	Common Stock		Additional	Deficit Accumulated
	$0.001 par value		Paid-in	During the	Total
	Shares	Amount	Capital	Exploration Stage

Balance at October 19, 2007 (inception)	-	$-	$-	$-	$-

Common stock issued for cash-initial
capitalization at $0.15 per share	250,000	250	37,250	-	37,500
Common stock issued for cash-pursuant to
subscription agreements at $0.25 per share	40,000	40	9,960	-	10,000
Net loss	-	-	-	(5,333)	(5,333)

Balance at December 31, 2007	290,000	290	47,210	(5,333)	42,167

Common stock issued for cash-pursuant to
subscription agreements at $0.25 per share	80,000	80	19,920	-	20,000
Common stock issued for cash-pursuant to
subscription agreements at $40.00 per share	400	-	16,000	-	16,000
Common stock issued for cash-pursuant to
cancellation agreements	(30,000)	(30)	30	-	-
Net loss	-	-	-	(83,986)	(83,986)

Balance at December 31, 2008	340,400	340	83,160	(89,319)	(5,819)

Net loss	-	-	-	(5,959)	(5,959)

Balance at March 31, 2009 (unaudited)	340,400	$340	$83,160	$(95,278)	$(11,778)

Note:  The statement is subject to the reverse split of the Company's common shares on a basis of 100 to 1 announced on April 16, 2009.

(The accompanying notes are an integral part of these financial statements.)

Cicero Resources Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(In US Dollars)
For the period October 19, 2007 (date of inception) to March 31, 2009

	Three Months Ended		October 19, 2007 (inception)
	March 31, 2009	March 31, 2008	to March 31, 2009
	(unaudited)	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net loss	$(5,959)	$(46,507)	$(95,278)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	-	-	(12)
Accounts payable and accrued liabilities	498	(6,183)	7,880
Net cash used by operating activities	(5,461)	(52,690)	(87,410)

Cash Flows From Financing Activities
Short term note payable	4,582	-	4,582
Stock issued for cash	-	36,000	83,500
Net cash provided by financing activities	4,582	36,000	88,082

Net increase (decrease) in cash	(879)	(16,690)	672
Cash, beginning of period	1,551	47,491	-
Cash, end of period	$672	$30,801	$672

(The accompanying notes are an integral part of these financial statements.)

Cicero Resources Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008 are unaudited)

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS/GOING CONCERN

Cicero Resources Corp. (the “Company”) was incorporated in the State of Nevada on October 19, 2007. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company acquired an option to purchase a mineral property located in the Sunset Mining District within the southwestern corner of the state of Nevada, U.S.A. and has not yet determined whether this property contains reserves that are economically recoverable. As of January 30, 2009, due to a lack of funding, the Company did not make the agreed upon payment to keep the option agreement in force; therefore, the agreement is considered terminated

At March 31, 2009, substantially all of the Company’s assets and operations are located and conducted in Canada.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $95,278 since its inception, has a deficit in working capital of $7,196 and may incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Cicero Resources Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cicero Resources Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51".  SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity.  The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement.  SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The adoption of this statement has not had a material effect on the Company's financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities".  SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this statement did not  have a material effect on the Company's  financial position or results of operations.

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

Cicero Resources Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements (continued)

In the first quarter of 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as amended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS No 141(R) is applicable to business combinations on a prospective basis beginning in the first quarter of 2009. We did not complete any business combinations in the first quarter of 2009.

In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Therefore, in the first quarter of 2009, we adopted SFAS No. 157 for non-financial assets and non-financial liabilities. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on our consolidated financial statements.

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132 (R)-1 does not change the accounting treatment for postretirement benefits plans. FSP 132(R)-1 is effective for us for fiscal year 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the second quarter of fiscal year 2009.

Cicero Resources Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008 are unaudited)

NOTE 3 – MINING ACQUISITIONS

On January 30, 2008, the Company entered into an option agreement with Multi Metal Mining Corp to acquire an undivided 100% interest in a certain lode mining claim known as the Crimson Queen lode mining claim located in Clark County Nevada.

The terms of the agreement are:

·	$6,000 cash payment upon execution of the option agreement (paid)

·	$50,000 cash payment within one year of execution

·	An additional $200,000 in cash payments and 1,000,000 common shares issued by the Company to Multi Metal Mining Corp within two years of executing the agreement.

The Company has not made the $50,000 payment due by January 30, 2009 to maintain its option on the mining claim. The option agreement is considered terminated.

NOTE 4 – NOTE PAYABLE

A short term note payable of $4,582 bears no interest and has no repayment terms.

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

NOTE 6 – CONTINGENCIES

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

Cicero Resources Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008 are unaudited)

NOTE 7 – COMMON STOCK

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

NOTE 8 – SUBSEQUENT EVENTS

On April 16, 2009 the board of directors resolved, and holders of 73.4% of the Company’s common stock approved, a reverse split of the Company’s common shares on a basis of 100 to 1.  All references in the financial statements and related notes related to the number of shares and per share amounts of the common stock have been retroactively restated to reflect the impact of this reverse stock split.

The application for the stock split has been filed with the exchange to be effective as of April 29, 2009.  The number of shares that the Company is authorized to issue will not change as a result of the reverse stock split.

On April 21, 2009 the Company entered into a merger agreement with Intelimax Media Inc.  Upon the closing of the merger agreement, subject to the completion of certain events as defined in the agreement, the resulting company will carry on the business of Intelimax Media Inc.

The following are the material terms of the merger agreement and conditions precedent which must be satisfied for the merger to close.  Prior to closing, the Company shall:

    -  execute a 100 to 1 reverse stock split of the issued and outstanding shares of its common stock;

    -  raise a minimum of $35,000 through a private placement of shares of its common stock at a price of $0.005 per share;

    -  convert out of the corporate jurisdiction of the state of Nevada pursuant to Chapter 92A of the Nevada Revised Statutes and shall have continued into the corporate jurisdiction of the province of British Columbia pursuant to the Business Corporations Act (British Columbia);

    -  submit the Merger Agreement to the holders of any shares of any class or series of the Company for approval and adoption, and the holders of any shares of any class or series of the Company shall have adopted the Merger Agreement pursuant to the Nevada Revised Statutes.

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

Upon the expiration of our option on the Crimson Queen Property, our management decided to focus on acquiring or merging with one or more operating businesses. Our efforts to identify a target business are not limited to any particular industry and we may acquire another gold exploration property.  On April 21, 2009 we entered into a merger agreement with Intelimax Media Inc., a British Columbia company in the business of online marketing.  We are now taking steps to complete this merger.

If the merger with Intelimax Media Inc. does not close we intend to focus our search on businesses in North America, but we will also explore opportunities in international markets that are attractive to us. We will focus our efforts on seeking a business combination with a privately held business. We believe that owners of privately held small or middle-market companies may seek to realize the value of their investments through a sale or recapitalization or through a merger with a public company to access capital to fund their growth.

Liquidity and Capital Resources

At March 31, 2009 we had cash of $672 in our bank accounts and working capital deficit of $11,778. Our net loss from inception on October 19, 2007 (inception) to March 31, 2009 was $95,278.  Our net loss was funded through a combination of equity and debt financing.

Since October 19, 2007 (date of inception) to March 31, 2009, we raised gross proceeds of $83,500 in cash from the sale of our securities and $4,582 through a short term note payable.  During the three months ended March 31, 2009 we raised $4,582 from a short term note payable compared to $36,000 through the sale of our common stock during the same period in 2008.

For the three months ended March 31, 2009, we used net cash of $5,461 in operating activities compared to $52,690 during the same period in 2008.  The drastic decrease in the cash used in operations was due to costs associated with our public listing and our mineral property during the period in 2008.   Our cash level decreased by $879 during the three months ended March 31, 2009.

For the three months ended March 31, 2009 we required approximately $1,820 per month to fund our operating expenses compared to $17,563 during the same period in 2008.  Cash of $672 in our bank accounts as of March 31, 2009, will not be sufficient to fund our operations for even one month.

We expect to require approximately an additional $388,000 in financing to undertake our planned operations and exploration activities over the next 12 months (beginning June 2009), as follows:

Description	Target completion date or period	Estimated expenses ($)
Legal and accounting fees related to the acquisition of the potential target business	12 months	40,000
Acquisition and development costs of the potential target business	12 months	125,000
Investor relations costs	12 months	30,000
Raise additional private or public equity (legal, accounting and marketing fees)	May 2009	100,000
Legal and professional fees	12 months	50,000
Travel and promotional expenses	12 months	25,000
Other general and administrative expenses	12 months	18,000
Total		388,000

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our operations.  In order to fully carry out our business plan for the next 12 months, we need additional financing of approximately $388,000. In order to improve our liquidity, we intend to raise additional equity financing from private investors or through a registered public offering. We intend to negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash. There can be no assurance we will be successful in our efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we may be unable to continue operations with respect to the continued development and marketing of our company and our business plan may fail.

If cash flow improves through these efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or improve our liquidity.

Results of Operations for the Period From October 19, 2007 (Date of Inception) to March 31, 2009 and for the Three Months Ended March 31, 2009.

Lack of Revenues

We have had limited operations since our inception on October 19, 2007 to March 31, 2009 and we have not generated any revenues.  Since our inception to March 31, 2009, we have an accumulated deficit of $95,278. We anticipate that we will incur substantial losses over the next year.  Our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We accumulated total expenses of $95,278 from the date of our inception to March 31, 2009, including $55,085 in professional fees, $6,320 to acquire of our mineral property, $15,757 in filing fees, $2,250 in rent and $15,495 in accounting and audit fees.

For the three months ended March 31, 2009, we incurred total expenses of $5,959, including $2,165 in professional fees, $400 in filing fees, $2,577 in accounting and audit fees, $67 in bank charges and $750 in rent.

Comparatively, for the three months ended March 31, 2008, we incurred total expenses of $46,507, including $35,068 in professional fees, $5,370 in filing fees, $6,000 in mineral property acquisition cost and $69 in bank charges.  The significant decrease in expenses from 2008 to 2009 was due to the increased costs of property acquisition and our public listing which were undertaken in 2008.

Net Loss

From the time of inception on October 19, 2007 to March 31, 2009 we incurred a net loss of $95,278.  For the three months ended March 31, 2009 we incurred a net loss of $5,959 compared to $46,507 for the same period in 2008.

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

Financial Instruments

The carrying value of bank indebtedness, accounts payable and accrued liabilities, loan payable to related party approximates their fair value because of the short-term maturity nature of these instruments.  Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

Mineral Property Costs

We have been in the exploration stage since its incorporation and inception on October 19, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition costs are capitalized and are charged to operations as the value is impaired. Exploration costs are expensed until proven and probable reserves are established. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Disclosure Controls

We  carried out an evaluation, under the supervision and with the participation   of  our  management,  including our   Chief Executive  Officer  and  Chief Financial Officer,  of   the effectiveness  of  our  disclosure controls  and  procedures  (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act) for the period covered in this report.   Based  upon that evaluation,  our  Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure  that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange  Act") is  recorded,  processed, summarized and  reported  within  the required time periods and is accumulated and communicated to our management, including  Chief Executive Officer and Chief Financial Officer, as  appropriate  to  allow  timely decisions regarding required disclosure.

Changes in internal controls

During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

We are not aware of any legal proceedings which involve Cicero or any of its properties or subsidiaries.

Item 1A. Risk Factors.

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any previously undisclosed unregistered securities during the period covered by this report.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cicero Resources Corp.
(Registrant)

/s/ Melanie Williams
Date: May 19, 2009	Melanie Williams
President, Chief Executive Officer, Director, Chief Financial Officer, Principal Accounting Officer