Form 10-Q
period 2009-06-30
Intelimax Media Inc.
filed 2009-08-19
CIK 1434598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-53685

Intelimax Media Inc.
(Name of Small Business Issuer in its charter)

British Columbia	None
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

2320 - 555 West Hastings Street
Vancouver, BC, V6B 4N4
(Address of principal executive offices)

(604) 742-1111
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 19, 2009, the registrant had 23,349,567 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements of Intelimax Media Inc. (the “Company”, "Intelimax", "we", "our", "us"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.

Intelimax Media Inc.
(A Development Stage Company)
Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian Dollars)
June 30, 2009

Financial Statement Index

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to the Consolidated Financial Statements	F-4

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in Canadian dollars)

	June 30, 2009 $ (unaudited)	March 31, 2009 $

Assets

Current Assets

Cash	8,936	17,888
Other receivable	3,378	2,695
Prepaid expenses	12,055	10,055

Total Current Assets	24,369	30,638

Equipment (Note 4)	14,316	15,392
Website development costs (Note 4)	318,261	309,370

Total Assets	356,946	355,400

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable (Note 8)	236,455	125,161
Accrued liabilities (Note 8)	28,626	37,875
Note payable (Note 5)	30,108	–
Due to related party (Note 8)	12,000	12,000

Total Current Liabilities	307,189	175,036

Stockholders’ Equity

Common Stock Authorized: 150,000,000 shares, par value US $0.00001 23,349,567 shares issued and outstanding (March 31, 2009 - 15,597,157 shares)	259	1,092,823

Additional Paid in Capital	1,228,894	–

Common stock subscribed	8,500	83,000

Accumulated deficit during the development stage	(1,187,896)	(995,459)

Total Stockholders’ Equity	49,757	180,364

Total Liabilities and Stockholders’ Equity	356,946	355,400

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 9)
Subsequent Events (Note 10)

(The accompanying notes are an integral part of these financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in Canadian dollars)
(unaudited)

	For the Three Months Ended June 30, 2009 $	For the Three Months Ended June 30, 2008 $	Accumulated from April 17, 2006 (Date of Inception) to June 30, 2009 $

Revenue	415	–	5,707

Expenses

Amortization	25,470	23,466	164,123
Advertising and promotion	3,606	3,360	108,759
Consulting fees (Note 8)	85	12,630	173,421
Foreign exchange gain (loss)	14	620	(951)
General and administrative	10,973	18,700	182,371
Management fees (Note 8)	19,500	19,500	217,500
Professional fees (Note 8)	41,730	11,185	146,793
Wages and benefits	39,144	80	150,962

Total Expenses	140,522	89,541	1,142,978

Operating Loss	(140,107)	(89,541)	(1,137,271)

Other Income (Expense)

Impairment loss on goodwill (Note 3)	(52,330)	–	(52,330)
Interest income	–	–	1,705

Net Loss	(192,437)	(89,541)	(1,187,896)

Net loss per share, basic and diluted	(0.01)	(0.01)

Weighted average shares outstanding	23,349,567	15,597,157

(The accompanying notes are an integral part of these financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)
(unaudited)

	For the Three Months Ended June 30, 2009 $	For the Three Months Ended June 30, 2008 $	Accumulated from April 17, 2006 (Date of Inception) to June 30, 2009 $

Operating activities

Net loss for the period	(192,437)	(89,541)	(1,187,896)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	25,470	23,466	164,123
Impairment loss on goodwill	52,330	–	52,330
Issuance of common shares for services	–	–	18,000

Changes in non-cash operating working capital:
Other receivable	(670)	(4,443)	(3,365)
Prepaid expense	(2,000)	–	(12,055)
Accounts payable and accrued liabilities	48,668	(4,485)	211,704
Due to related party	–	–	12,000

Net Cash Used In Operating Activities	(68,639)	(75,003)	(745,159)

Investing Activities

Purchase of equipment	–	(60,109)	(28,155)
Purchase of website development costs	(33,286)	–	(468,546)

Net Cash Used In Investing Activities	(33,286)	(60,109)	(496,701)

Financing activities

Advance from related party	25,000	–	25,000
Cash acquired on acquisition	39,473	–	39,473
Proceeds from issuance of common shares	20,000	38,250	1,102,323
Share issuance costs	–	–	(7,500)
Shares subscriptions received	8,500	–	91,500

Net Cash Provided by Financing Activities	92,973	38,250	1,250,796

Increase (Decrease) in Cash	(8,952)	(96,862)	8,936

Cash – Beginning of Period	17,888	166,888	–

Cash – End of Period	8,936	70,026	8,936

Non-cash investing and financing activities:
Shares issued for share issuance fees	–	–	28,800

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Three month period ended June 30, 2009 and 2008
(Expressed in Canadian dollars)

1.	Nature of Operations and Continuance of Business

The Company was formed as a result of the merger of Cicero Resources Corp. (“Cicero”) and Intelimax Media Inc. (“Intelimax”) effective May 28, 2009. Cicero was incorporated on October 19, 2007 under the laws of the State of Nevada and Intelimax was incorporated on April 17, 2006 under the laws of the Province of British Columbia. Intelimax was a private operating company, and Cicero was an inactive shell public company.  The merger was accounted for as a “reverse merger” using the purchase method of accounting, with the former shareholders of Intelimax controlling 69% of the issued and outstanding common shares of the Company after the closing of the amalgamation transaction. Accordingly, Intelimax is deemed to be the acquirer for accounting purposes, and a continuation of Intelimax.

The Company is a development stage company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” and is an internet media and advertising company that specializes in the development and management of industry-specific websites and portals focusing on new media, online games, search, publishing, and media sales.

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2009, the Company has an accumulated deficit of $1,187,896 and a working capital deficit of $282,820. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation

The consolidated financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Gamboozle Media Inc., and Global Climate Seek Inc.  All inter-company accounts and transactions have been eliminated.  The Company’s fiscal year-end is March 31.

(b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value on share-based payments, and valuation allowances on deferred income tax losses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Three month period ended June 30, 2009 and 2008
(Expressed in Canadian dollars)

2.	Significant Accounting Policies (continued)

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Interim Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(e)	Website Development Costs

Website development costs consist of costs incurred to develop internet web sites to promote, advertise, and earn revenue with respect to the Company’s business operations.  Costs are capitalized in accordance with EITF No. 00-2, Accounting for Web Site Development Costs, and are amortized at a rate of 30% per annum commencing when the internet web site has been completed subject to a half-year rule in the first year of amortization.

(f)	Equipment

Equipment is stated at cost and is amortized at the following rates, subject to a half-year amortization rate in the year of acquisition:

Office Furniture and Equipment                                                  20%
Computer Hardware                                                                  30%
Computer Software                                                                   100%

(g)	Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management tests long-lived assets to be held and used for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

(h)	Revenue Recognition

The Company recognizes revenue from advertising sales in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” The Company accounts for revenue as a principal using the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent”. Revenue consists  of advertising sales and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

(i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Three month period ended June 30, 2009 and 2008
(Expressed in Canadian dollars)

2.       Significant Accounting Policies (continued)

(j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at June 30, 2009 and 2008, the Company had no items that affected comprehensive loss.

(k)	Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

(l)	Foreign Currency Translation

The Company’s functional currency and its reporting currency is the Canadian dollar and foreign currency transactions are primarily undertaken in United States dollars. The financial statements of the Company are translated to Canadian dollars in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

(m)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

(n)	Financial Instruments and Fair Value Measures

SFAS No. 157, “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Three month period ended June 30, 2009 and 2008
(Expressed in Canadian dollars)

2.	Significant Accounting Policies (continued)

(n)	Financial Instruments and Fair Value Measures (continued)

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

The Company’s financial instruments consist principally of cash, other receivables, other assets, accounts payable and accrued liabilities, and amounts due to a related party. Pursuant to SFAS No. 157, the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

(o)	Recent Accounting Pronouncements

In May 2009, FASB issued SFAS No. 165 (SFAS 165), “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Three month period ended June 30, 2009 and 2008
(Expressed in Canadian dollars)

2.	Significant Accounting Policies (continued)

(o)	Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS No. 162 is effective on November 15, 2008.  The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No.51” SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141 (revised 2007) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Three month period ended June 30, 2009 and 2008
(Expressed in Canadian dollars)

3.	Amalgamation

The Company was formed as a result of the merger of Cicero Resources Corp. (“Cicero”) and Intelimax Media Inc. (“Intelimax”) effective May 28, 2009. Cicero was incorporated on October 19, 2007 under the laws of the State of Nevada and Intelimax was incorporated on April 17, 2006 under the laws of the Province of British Columbia. Under the terms of the amalgamation, the Company will have 150,000,000 authorized common shares with a par value of $0.00001 per share, and 20,000,000 authorized preferred shares with a par value of $0.00001 per share.

Pursuant to the amalgamation, each one issued and outstanding share of common stock of Cicero (7,340,410 shares) was exchanged for one common share of the Company and each one issued and outstanding common share of Intelimax (16,009,157 shares) was exchanged for one common share of the Company.  Intelimax was a private operating company, and Cicero was an inactive shell public company.  The merger was accounted for as a “reverse merger” using the purchase method of accounting, with the former shareholders of Intelimax controlling 69% of the issued and outstanding common shares of the Company after the closing of the amalgamation. Accordingly, Intelimax was deemed to be the acquirer for accounting purposes.

The common shares issued to the Cicero shareholders were determined to have a fair value of $33,330. The purchase price was allocated to the following assets and liabilities:

$
Purchase price

7,340,410 common shares	33,330

Fair value of Cicero net assets

Cash and cash equivalents	39,473
Accounts receivable	13
Accounts payable	(53,378)
Accrued liabilities	(5,108)
Goodwill	52,330

33,330

The excess of the purchase consideration over the fair values of Cicero’s assets and liabilities as at May 28, 2009, has been allocated to goodwill.  However, as the US Securities and Exchange Commission has ruled that no goodwill can be recognized when the business combination involves a publicly held shell company and a privately held acquiree, an immediate impairment loss on goodwill of $52,330 has been recorded.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Three month period ended June 30, 2009 and 2008
(Expressed in Canadian dollars)

4.	Equipment and Website Development Costs

	Cost $	Accumulated Amortization $	June 30,2009 Net Carrying Value $	March 31, 2009 Net Carrying Value $

Computer Hardware	13,547	6,316	7,231	7,818
Computer Software	2,414	2,001	413	551
Office Furniture	12,193	5,521	6,672	7,023

	28,154	13,838	14,316	15,392
Website Development Costs	468,546	150,285	318,261	309,370
	496,700	164,123	332,577	324,762

5.	Notes Payable

Short term notes payable of $5,108 bear no interest and have no repayment terms, and $25,000 of notes payable bear interest at 3.5% per annum and have no repayment terms.

6.	Common Stock

a)
During the period ended June 30, 2009, the Company issued 412,000 common shares for proceeds of $103,000, of which $83,000 were from common share subscriptions received prior to March 31, 2009.  As at June 30, 2009, the Company received $8,500 for the issuance of 75,000 common shares which have not been issued.

b)
On May 28, 2009, as part of the merger between Cicero and Intelimax, the Company issued 7,340,410 common shares to shareholders of Cicero and cancelled all issued and outstanding common shares of Cicero. Refer to Note 3

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Three month period ended June 30, 2009 and 2008
(Expressed in Canadian dollars)

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, March 31, 2009	785,000	0.50

Issued	–	–

Balance, June 30, 2009 (unaudited)	785,000	0.50

As at June 30, 2009, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

785,000	0.50	December 15, 2009

785,000

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Three month period ended June 30, 2009 and 2008
(Expressed in Canadian dollars)

8.	Related Party Transactions

The Company incurred the following charges with management, officers, and directors of the Company:

	June 30, 2009	June 30, 2008
	$ (unaudited)	$ (unaudited)

Consulting Fees	–	–
Management Fees	19,500	19,500
Professional Fees	9,000	–
	28,500	19,500

As at June 30, 2009, accounts payable and accrued liabilities include $155,678 (March 31, 2009 - $118,084) owing to management, officers, and directors of the Company.  The amounts are unsecured, non-interest bearing, and due on demand.

As at June 30, 2009, the Company owed $12,000 (March 31, 2009 - $12,000) to a director of the Company for general expenditures.  The amount owing is unsecured, non-interest bearing, and due on demand.

9.	Commitments

In August 2008, the Company entered into a Licence Grant and Asset Purchase Agreement (the “Agreement”) with Fireswirl Technologies Inc. (“Fireswirl”), a company registered under the Business Corporations Act of British Columbia.  Under the terms of the Agreement, the Company is obligated for revenue sharing payments and acquisition of assets held by Fireswirl under the following terms:

Revenue Sharing Payments

(i)
10% of the revenues earned from the technology, during the period from inception of the Agreement to a period of the lesser of eighteen months from the inception of the Agreement or when the Company becomes a listed publicly-traded company (the “Initial Revenue Sharing Term”), subject to a maximum revenue sharing payment of $725,000; and

(ii)
20% of the revenues earned from the technology, during the period from the first day following the Initial Revenue Sharing Term to a maximum revenue sharing payment of $1,100,000 or when the Agreement is cancelled by either party (the “Full Payment Date”), whichever occurs first;

Asset Acquisition

(iii)
the Company will purchase a non-exclusive right to the licences held by Fireswirl, which will be used by Gamboozle Media Inc., a wholly-owned subsidiary of the Company, in exchange for 1,500,000 common shares of the Company, payable at the earlier of when the Company becomes a listed publicly-traded company or the Full Payment Date.

As at June 30, 2009, the Company have not earned revenues that are subject to the revenue-sharing payments and have not acquired the licences.

10.	Subsequent Events

   In accordance with SFAS 165, we have evaluated subsequent events through August 19, 2009, the date of issuance of the unaudited interim consolidated financial statements. During this period we did not have any material recognizable subsequent events.

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

Overview

We are the resulting entity of the merger of Cicero Resources Corp. and Intelimax Media Inc. (“Intelimax”) on May 28, 2009. Cicero Resources Corp. was incorporated on October 19, 2007 under the laws of the State of Nevada.  Intelimax Media Inc. was incorporated on April 17, 2006 under the laws of the Province of British Columbia.  On May 28, 2009 the two companies merged and we are the resulting entity.   Our principal offices are located at 555 West Hastings Street, Vancouver, British Columbia, V6B 4N4.  Our telephone number is (604) 742-1111. Our fiscal year end is March 31.  We are an Internet media and advertising company that specializes in the development and management of industry-specific websites and portals focusing on new media, online games, search, publishing, and media sales.

Liquidity and Capital Resources

At June 30, 2009 we had cash of $8,936 in our bank accounts and working capital deficit of $282,820. Our net loss from inception on April 17, 2006 (inception) to June 30, 2009 was $1,187,896.  Our net loss was funded mostly through equity financing.

Since April 17, 2006 (date of inception) to June 30, 2009, we raised gross proceeds of $1,193,823 in cash from the sale of our securities, $39,473 from cash acquired upon our merger with Cicero Resources Corp., and $25,000 through advances from related parties.  During the three months ended June 30, 2009 we raised $28,500 from the sale of our common stock, and $25,000 from advances from related parties.  We also acquired $39,473 in cash upon our merger with Cicero Resources Corp.  In comparison, we raised $38,250 from the issuance of common shares during the same period in 2008.  We did not have any other financing activities in 2008.

For the three months ended June 30, 2009, we used net cash of $68,639 in operating activities compared to $75,003 during the same period in 2008.  Our cash level decreased by $8,952 during the three months ended June 30, 2009 compared to a decrease of $96,862 during the same period in 2008.

For the three months ended June 30, 2009 we required approximately $22,880 per month to fund our operating expenses compared to $25,001 during the same period in 2008.  Cash of $8,936 in our bank accounts as of June 30, 2009, will not be sufficient to fund our operations for even one month.

We estimate that our expenses over the next 12 months (beginning September 2009) will be approximately $1,047,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Target completion date or period	Estimated expenses (CAD $)
Legal and accounting fees	12 months	60,000
Further development of Gamboozle.com	August 2009	40,000
Further development of Climateseek.com	November 2009	25,000
Maintenance and refinement of gaming software	12 months	150,000
Maintenance and refinement of fantasy sports software	12 months	50,000
Further development of Pay-Per-Click software	September 2009	10,000
Development of carbon calculator for Climateseek.com	November 2009	25,000
Marketing and advertising	12 months	225,000
Investor relations and capital raising	12 months	72,000
Management and operating costs	12 months	245,000
Salaries and consulting fees	12 months	65,000
Hardware purchases	12 months	30,000
General and administrative	12 months	50,000
Total		1,047,000

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our operations.  In order to fully carry out our business plan for the next 12 months, we need additional financing of approximately $1,047,000. We intend to negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash. There can be no assurance we will be successful in our efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we may be unable to continue operations with respect to the continued development and marketing of our company and our business plan may fail.
If cash flow improves through these efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or improve our liquidity.

Results of Operations for the Period From April 17, 2006 (Date of Inception) to June 30, 2009 and for the Three Months Ended June 30, 2009.

Lack of Revenues

We have had limited operations since our inception on April 17, 2006 to June 30, 2009 and we have generated only nominal revenues of $5,707.  We generated $415 in revenues for the three months ended June 30, 2009 compared to no revenues during the same period in 2008.  Since our inception to June 30, 2009, we have an accumulated deficit of $1,187,896 during the development stage. We anticipate that we will incur substantial losses over the next year.  Our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We accumulated total expenses of $1,142,978 from the date of our inception to June 30, 2009, including $164,123 in amortization, $108,759 in advertising and promotion, $173,421 in consulting fees, $182,371 in general and administrative expenses, $217,500 in management fees $146, 793 in professional fees and $150,962 in wages and benefits.

Total expenses for the three months ended June 30, 2009 were $140,522 compared to $89,541 during the same period in 2008.  The increase in expenses during the period in 2009 was due mostly to an increase of $30,545 in professional fees and $39,064 in wages and benefits.
Net Loss

From the time of inception on April 17, 2006 to June 30, 2009 we incurred a net loss of $1,187,896.  For the three months ended June 30, 2009 we incurred a net loss of $192,437 compared to $89,541 for the same period in 2008.  The increase in net loss was due to an increase in expenses as well as a $52,330 impairment loss on goodwill.

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

Use of Estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value on share-based payments, and valuation allowances on deferred income tax losses. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements and the related notes are prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars.  The consolidated financial statements include our accounts and our wholly-owned subsidiaries, Gamboozle Media Inc., and Global Climate Seek Inc.  All inter-company accounts and transactions have been eliminated.  Our fiscal year-end is March 31.

Basic and Diluted Net Loss Per Share

We compute net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any legal proceedings contemplated by any governmental authority or any other party against us.  None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.  Management is not aware of any other legal proceedings that have been threatened against us.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any previously undisclosed unregistered securities during the period covered by this report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Cicero Resources Corp. filed on October 19, 2007 (1)
3.2	Continuation Application and Notice of Articles for Cicero Resources Corp. dated May 20, 2009 (2)
3.3	Amalgamation Application dated May 28, 2009 (3)
3.1	Notice of Articles (3)
3.2	Articles (3)
10.1	Licensing and Asset Purchase Agreement with Fireswirl Technologies Inc. (5)
10.2	Merger Agreement between Cicero Resources Corp. and Intelimax Media Inc. entered into on April 21, 2009. (4)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as an Exhibit to our Registration Statement on Form S-1 filed on May 12, 2008.
(2) Filed as an Exhibit to our Current Report on Form 8-K filed on May 26, 2009.
(3) Filed as an Exhibit to our Current Report on Form 8-K filed on June 1, 2009.
(4) Filed as an Exhibit to our Current Report on Form 8-K filed on April 27, 2009.
(5) Filed as an Exhibit to our Registration Statement on Form S-1 filed on June 12, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelimax Media Inc.
(Registrant)

/s/ Chaz Green
Date: August 19, 2009	Chaz Green
Chief Executive Officer, Director

/s/ Ping Shen
Date: August 19, 2009	Ping Shen
Chief Financial Officer, Principal Accounting Officer, Director