Form 10-Q
period 2009-09-30
Intelimax Media Inc.
filed 2009-11-23
CIK 1434598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 20, 2009, the registrant had 24,424,567 shares of common stock outstanding.

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
September 30, 2009

Financial Statement Index

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to the Consolidated Financial Statements	F-4

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in Canadian dollars)

	September 30, 2009 $ (unaudited)	March 31, 2009 $

Assets

Current Assets

Cash	1,255	17,888
Other receivable	7,075	2,695
Prepaid expenses	10,055	10,055

Total Current Assets	18,385	30,638

Equipment (Note 4)	13,242	15,392
Website development costs (Note 4)	311,903	309,370

Total Assets	343,530	355,400

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable (Note 8)	294,004	125,161
Accrued liabilities (Note 8)	29,449	37,875
Notes payable (Note 5)	27,906	–
Due to related party (Note 8)	12,000	12,000

Total Current Liabilities	363,359	175,036

Stockholders’ Equity (Deficit)

Common Stock Authorized: 150,000,000 shares, par value US$0.00001 24,424,567 shares issued and outstanding (March 31, 2009 - 15,597,157 shares)	270	1,092,823

Additional Paid in Capital	1,345,913	–

Common stock subscribed	–	83,000

Accumulated deficit during the development stage	(1,366,012)	(995,459)

Total Stockholders’ Equity (Deficit)	(19,829)	180,364

Total Liabilities and Stockholders’ Equity (Deficit)	343,530	355,400

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 9)
Subsequent Events (Note 10)

(The accompanying notes are an integral part of these consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in Canadian dollars)
(unaudited)

	For the Three months Ended September 30, 2009 $	For the Three months Ended September 30, 2008 $	For the Six months Ended September 30, 2009 $	For the Six months Ended September 30, 2008 $	Accumulated from April 17, 2006 (Date of Inception) to September 30, 2009 $

Revenue	3,298	–	3,713	–	9,005

Expenses

Amortization	26,933	18,469	52,403	41,935	191,056
Advertising and promotion	83,600	3,709	87,206	7,069	192,359
Consulting fees	–	24,906	85	37,536	173,421
Foreign exchange (gain) loss	(1,753)	(389)	(1,739)	231	(2,704)
General and administrative	22,813	12,674	33,786	31,374	205,184
Management fees (Note 8)	26,000	13,000	45,500	32,500	243,500
Professional fees (Note 8)	9,971	21,727	51,701	32,912	156,764
Wages and benefits	25,941	7,981	65,085	8,061	176,903

Total Expenses	193,505	102,077	334,027	191,618	1,336,483

Operating Loss	(190,207)	(102,077)	(330,314)	(191,618)	(1,327,478)

Other Income (Expense)

Gain on forgiveness of debt	12,091	–	12,091	–	12,091
Impairment loss on goodwill (Note 3)	–	–	(52,330)	–	(52,330)
Interest income	–	–	–	–	1,705

Net Loss	(178,116)	(102,077)	(370,553)	(191,618)	(1,366,012)

Net loss per share, basic and diluted	(0.01)	(0.01)	(0.02)	(0.01)

Weighted average shares outstanding	23,943,000	15,597,000	23,561,000	15,597,000

(The accompanying notes are an integral part of these consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)
(unaudited)

	For the Six months Ended September 30, 2009 $	For the Six months Ended September 30, 2008 $	Accumulated from April 17, 2006 (Date of Inception) to September 30, 2009 $
Operating activities

Net loss for the period	(370,553)	(191,618)	(1,366,012)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	52,403	41,935	191,056
Gain on forgiveness of debt	(12,091)	–	(12,091)
Impairment loss on goodwill	52,330	–	52,330
Issuance of common shares for services	54,900	–	72,900

Changes in non-cash operating working capital:
Other receivable	(4,367)	(10,574)	(7,062)
Prepaid expense	–	10,000	(10,055)
Accounts payable and accrued liabilities	114,022	8,933	277,058
Due to related party	–	–	12,000

Net Cash Used In Operating Activities	(113,356)	(141,324)	(789,876)

Investing Activities

Purchase of equipment	–	(106,065)	(28,155)
Purchase of website development costs	(52,786)	(26,380)	(488,046)

Net Cash Used In Investing Activities	(52,786)	(132,445)	(516,201)

Financing activities

Loans payable	33,014	–	33,014
Cash acquired on acquisition	34,365	–	34,365
Proceeds from issuance of common shares	82,130	–	1,164,453
Share issuance costs	–	–	(7,500)
Shares subscriptions received	–	153,476	83,000

Net Cash Provided by Financing Activities	149,509	153,476	1,307,332

Increase (Decrease) in Cash	(16,633)	(120,293)	1,255

Cash – Beginning of Period	17,888	166,888	–

Cash – End of Period	1,255	46,595	1,255

Non-cash investing and financing activities:
Shares issued for share issuance fees	–	–	28,800

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

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
The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities and is an internet media and advertising company that specializes in the development and management of industry-specific websites and portals focusing on new media, online games, search, publishing, and media sales.

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2009, the Company has an accumulated deficit of $1,366,012 and a working capital deficit of $344,974. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.Significant Accounting Policies (continued)

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

Website development costs consist of costs incurred to develop internet web sites to promote, advertise, and earn revenue with respect to the Company’s business operations.  Costs are capitalized in accordance with ASC 350-50, Intangible Assets – Goodwill and Other - Web Site Development Costs, and are amortized at a rate of 30% per annum commencing when the internet web site has been completed subject to a half-year rule in the first year of amortization.

(f)	Equipment

Equipment is stated at cost and is amortized at the following rates, subject to a half-year amortization rate in the year of acquisition:

Office Furniture and Equipment    20%
     Computer Hardware                30%
     Computer Software                   100%

(g)	Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, management tests long-lived assets to be held and used for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

(h)	Revenue Recognition

The Company recognizes revenue from online advertising sales in accordance with Securities and Exchange Commission ASC 605, Revenue Recognition. The Company accounts for revenue as a principal using the guidance in ASC 605. Revenue consists of the sale of online advertising and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

(i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)
(unaudited)

2.Significant Accounting Policies (continued)

(j)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at September 30, 2009 and 2008, the Company had no items that affected comprehensive loss.

(k)	Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

(l)	Foreign Currency Translation

The Company’s functional currency and its reporting currency is the Canadian dollar and foreign currency transactions are primarily undertaken in United States dollars. The financial statements of the Company are translated to Canadian dollars in accordance with ASC 830, Foreign Currency Translation Matters using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

(m)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260 Earnings Per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

(n)	Financial Instruments and Fair Value Measures

The Company’s financial instruments consist principally of cash, other receivables, other assets, accounts payable and accrued liabilities, and amounts due to a related party. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)
(unaudited)

2. Significant Accounting Policies (continued)

(o)	Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s consolidated financial statements. Refer to Note 10.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

3. Amalgamation (continued)

The common shares issued to the Cicero shareholders were determined to have a fair value of $33,330. The purchase price was allocated to the following assets and liabilities:

$
Purchase price

7,340,410 common shares	33,330

Fair value of Cicero net assets

Cash and cash equivalents	34,365
Accounts receivable	13
Accounts payable	(53,378)
Goodwill	52,330

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

4. Equipment and Website Development Costs

			September 30,	March 31
			2009	2009
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer Hardware	13,547	6,902	6,645	7,818
Computer Software	2,415	2,139	276	551
Office Furniture	12,193	5,872	6,321	7,023

	28,155	14,913	13,242	15,392
Website Development Costs	488,046	176,143	311,903	309,370
	516,201	191,056	325,145	324,762

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)
(unaudited)

5. Notes Payable

As of September 30, 2009, the Company had a short-term note payable of $27,906 owing to a shareholder of the Company. The note is unsecured, due interest at 3.5% per annum, and due on demand.

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

c)	On August 4, 2009, the Company issued 175,000 common shares for proceeds of $19,250.

d)	On August 16, 2009, the Company issued 400,000 common shares for proceeds of $42,880.

e)	On September 9, 2009, the Company issued 500,000 common shares with a fair value of $54,900 pursuant to the consulting agreements described in Notes 9(b) and (c).

7. Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, March 31, 2009	785,000	0.50

Issued	–	–

Balance, September 30, 2009 (unaudited)	785,000	0.50

As at September 30, 2009, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

785,000	0.50	December 15, 2009

785,000

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)
(unaudited)

8. Related Party Transactions

The Company incurred the following charges with management, officers, and directors of the Company:

	September 30, 2009	September 30, 2008
	$ (unaudited)	$ (unaudited)

Management Fees	39,000	32,500
Professional Fees	10,250	–
	49,250	32,500

As at September 30, 2009, accounts payable and accrued liabilities include $213,736 (March 31, 2009 - $118,084) owing to management, officers, and directors of the Company.  The amounts are unsecured, non-interest bearing, and due on demand.

As at September 30, 2009, the Company owed $12,000 (March 31, 2009 - $12,000) to a director of the Company for general expenditures.  The amount owing is unsecured, non-interest bearing, and due on demand.

9. Commitments

a)
In August 2008, the Company entered into a Licence Grant and Asset Purchase Agreement (the “Agreement”) with Fireswirl Technologies Inc. (“Fireswirl”), a company registered under the Business Corporations Act of British Columbia.  Under the terms of the Agreement, the Company is obligated for revenue sharing payments and acquisition of assets held by Fireswirl under the following terms:

Revenue Sharing Payments

(i)
10% of the revenues earned from the technology, during the period from inception of the Agreement to a period of the lesser of eighteen months from the inception of the Agreement or when the Company becomes a listed publicly-traded company (the “Initial Revenue Sharing Term”), subject to a maximum revenue sharing payment of $725,000; and

(j)
20% of the revenues earned from the technology, during the period from the first day following the Initial Revenue Sharing Term to a maximum revenue sharing payment of $1,100,000 or when the Agreement is cancelled by either party (the “Full Payment Date”), whichever occurs first;

Asset Acquisition

(k)
the Company will purchase a non-exclusive right to the licences held by Fireswirl, which will be used by Gamboozle Media Inc., a wholly-owned subsidiary of the Company, in exchange for 1,500,000 common shares of the Company, payable at the earlier of when the Company becomes a listed publicly-traded company or the Full Payment Date.

As at September 30, 2009, the Company have not earned revenues that are subject to the revenue-sharing payments and have not acquired the licences.

b)
On September 9, 2009, the Company entered into a consulting agreement.  Pursuant to the agreement the consultant will provide investor relations services for six months in consideration for $12,500 for the first month (paid), $2,500 per month for the next five months and 250,000 common shares of the Company.  Refer to Note 6(e).

c)
On September 9, 2009, the Company entered into a consulting agreement.  Pursuant to the agreement the consultant will provide investor relations services for six months in consideration for $12,500 for the first month (paid), $2,500 per month for the next five months and 250,000 common shares of the Company.  Refer to Note 6(e).

10. Subsequent Events

In accordance with ASC 855, Subsequent Events, we have evaluated subsequent events through November 23, 2009, the date of issuance of the unaudited interim consolidated financial statements. During this period, we did not have any material recognizable subsequent events, except as disclosed below.

a)
Subsequent to September 30, 2009, the Company received US$6,800 from an investor for 68,000 common shares issuable at US$0.10 per common share.  As at November 23, 2009, the common shares have not been issued.

b)	On October 1, 2009, the Company received an advance of $10,000. The loan bears interest at 4% per annum and has no repayment terms.

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

Liquidity and Capital Resources

At September 30, 2009, we had cash of $1,255 in our bank accounts and working capital deficit of $344,974. Our net loss from inception on April 17, 2006 (inception) to September 30, 2009 was $1,366,012.  Our net loss was funded mostly through equity financing.

Since April 17, 2006 (date of inception) to September 30, 2009, we raised gross proceeds of $1,164,453 in cash from the sale of our securities, $34,365 from cash acquired on acquisition, $33,014 in loans payable  and $83,000 in share subscriptions received.  We also incurred a share issuance cost of $7,500.  During the six months ended September 30, 2009, we raised $82,130 from the sale of our common stock.  We also received $34,365 in cash acquired on acquisition and $33,014 in loans payable.  In comparison, we did not raise any cash from issuance of common shares during the same period in 2008.  We did not have any other financing activities during this period in 2008.

For the six months ended September 30, 2009, we used net cash of $113,356 in operating activities compared to $141,324 during the same period in 2008.  Our cash level decreased by $16,633 during the six months ended September 30, 2009 compared to a decrease of $120,293 during the same period in 2008.

For the six months ended September 30, 2009 we required approximately $18,893 per month to fund our operating expenses compared to $23,554 during the same period in 2008.  Cash of $1,255 in our bank accounts as of September 30, 2009, will not be sufficient to fund our operations for even one month.

We estimate that our expenses over the next 12 months (beginning December 2009) will be approximately $1,047,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Target completion date or period	Estimated expenses (CAD $)
Legal and accounting fees	12 months	60,000
Further development of Gamboozle.com	January 2010	40,000
Further development of Climateseek.com	March 2010	25,000
Maintenance and refinement of gaming software	12 months	150,000
Maintenance and refinement of fantasy sports software	12 months	50,000
Further development of Pay-Per-Click software	January 2010	10,000
Development of carbon calculator for Climateseek.com	April 2010 2009	25,000
Marketing and advertising	12 months	225,000
Investor relations and capital raising	12 months	72,000
Management and operating costs	12 months	245,000
Salaries and consulting fees	12 months	65,000
Hardware purchases	12 months	30,000
General and administrative	12 months	50,000
Total		1,047,000

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

Results of Operations for the Period From April 17, 2006 (Date of Inception) to September 30, 2009 and for the Three Months Ended September 30, 2009.

Lack of Revenues

We have had limited operations since our inception on April 17, 2006 to September 30, 2009 and we have generated only nominal revenues of $9,005.  We generated $3,298 in revenues for the three months ended September 30, 2009 compared to no revenues during the same period in 2008.  Since our inception to September 30, 2009, we have an accumulated deficit of $1,366,012 during the development stage. We anticipate that we will incur substantial losses over the next year.  Our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We accumulated total operating expenses of $1,366,483 from the date of our inception to September 30, 2009, including $191,056 in amortization, $192,359 in advertising and promotion, $173,421 in consulting fees, $205,184 in general and administrative expenses, $243,500 in management fees $156,764 in professional fees and $176,903 in wages and benefits.

Total operating expenses for the three months ended September 30, 2009 were $193,505 compared to $102,077 during the same period in 2008.  The increase in expenses during the period in 2009 was due mostly to an increase of $79,291 in advertizing and promotion and $17,960 in wages and benefits.

Net Loss

From the time of inception on April 17, 2006 to September 30, 2009 we incurred a net loss of $1,366,012.  For the three months ended September 30, 2009 we incurred a net loss of $178,116 compared to $102,077 for the same period in 2008.  The increase in net loss was due to an increase in total expenses incurred during the period.

Results of Operations for the Six Months Ended September 30, 2009.

Lack of Revenues

We generated $3,713 in revenues for the six months ended September 30, 2009 compared to no revenues during the same period in 2008.

Expenses

Total operating expenses for the six months ended September 30, 2009 were $334,027 compared to $191,618 during the same period in 2008.  The increase in expenses during the period in 2009 was due mostly to an increase of $80,137 in advertising and promotion and $57,024 in wages and benefits.

For the six months ended September 30, 2009, we incurred an impairment loss of $52,330 relating to goodwill from our acquisition of Cicero Resources Corp.

Net Loss

For the six months ended September 30, 2009 we incurred a net loss of $370,553 compared to $191,618 for the same period in 2008.  The increase in net loss was due to an increase in expenses as well as a $52,330 impairment loss on goodwill.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of our unaudited consolidated financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260 Earnings Per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our auditors, Saturna Group Chartered Accountants LLP, have not performed a review of out internal controls and have not issued an opinion regarding management’s assessment of internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From July 1, 2009 to November 20, 2009, we made the following previously unreported sales of unregistered securities:

•
On August 4, 2009, we issued 175,000 shares of common stock to various non-US investors at $0.10 per share for proceeds of $17,500. These shares were issued without a prospectus pursuant to exemption found in Regulation S of the Securities Act of 1933, as amended.

•
On September 9, 2009, we issued 250,000 shares of our common stock at the price of $0.10 per share to Integrity Media, Inc. in consideration of investor relations services provided to us pursuant to our service agreement with Integrity Media, dated September 9, 2009. The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

•
On September 9, 2009, we also issued 250,000 shares of common stock at a price of $0.10 per share to Emerging Markets Consulting, LLC in consideration of investor relations services provided to us pursuant to a service agreement with Emerging Markets Consulting, dated September 9, 2009. The shares were exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended.

•
On September 16, 2009, we issued 400,000 shares of common stock to various non-US investors at a price of $0.10 per share for total proceeds of $40,000. These shares were issued without a prospectus pursuant to exemption found in Regulation S of the Securities Act of 1933, as amended.

The offerings of the common stock pursuant to Rule 903 of Regulation S of the Securities Act were made on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. Each investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person.

Our reliance upon the exemption under Section 4(2) of the Securities Act of 1933 was based on the fact that the issuance of these shares did not involve a “public offering.” The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

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

Intelimax Media Inc.
(Registrant)

/s/ Chaz Green
Date: November 23, 2009	Chaz Green
Chief Executive Officer, Director

/s/ Michael Young
Date: November 23, 2009	Michael Young
President, Chief Financial Officer, Principal Accounting Officer, Director