Form 10-Q
period 2009-12-31
Intelimax Media Inc.
filed 2010-02-16
CIK 1434598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 16, 2010, the registrant had 26,287,567 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements of Intelimax Media Inc. (the “Company”, "Intelimax", "we", "our", "us"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Financial Statements
(Unaudited)
(Expressed in Canadian dollars)
December 31, 2009

Financial Statement Index

Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Cash Flows	F-4
Notes to the Consolidated Financial Statements	F-5

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in Canadian dollars)

	December 31, 2009 $ (unaudited)	March 31, 2009 $

Assets

Current Assets

Cash	38,307	17,888
Other receivable	22,281	2,695
Prepaid expenses	13,227	10,055

Total Current Assets	73,815	30,638

Equipment (Note 4)	13,104	15,392
Website development costs (Note 4)	315,177	309,370

Total Assets	402,096	355,400

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable (Note 9)	236,912	125,161
Accrued liabilities (Note 9)	51,362	37,875
Notes payable (Note 5)	7,906	–
Due to related party (Note 9)	12,000	12,000

Total Current Liabilities	308,180	175,036

Stockholders’ Equity

Common Stock Authorized: 150,000,000 shares, par value US$0.00001 25,422,567 shares issued and outstanding (March 31, 2009 - 15,597,157 shares)	280	1,092,823

Additional Paid in Capital	1,752,079	–

Common stock subscribed	–	83,000

Accumulated deficit during the development stage	(1,658,443)	(995,459)

Total Stockholders’ Equity	93,916	180,364

Total Liabilities and Stockholders’ Equity	402,096	355,400

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 10)
Subsequent Events (Note 11)

The accompanying notes are an integral part of these consolidated financial statements

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in Canadian dollars)
(unaudited)

	For the Three months Ended December 31, 2009 $	For the Three months Ended December 31, 2008 $	For the Nine months Ended December 31, 2009 $	For the Nine months Ended December 31, 2008 $	Accumulated from April 17, 2006 (Date of Inception) to December 31, 2009 $

Revenue	198	–	3,911	–	9,203

Expenses

Amortization	30,364	22,631	82,767	64,566	221,420
Advertising and promotion	11,047	4,749	98,253	11,818	203,406
Consulting fees	166,212	3,000	166,297	40,536	339,633
Foreign exchange (gain) loss	3,137	(781)	1,398	(550)	433
General and administrative	47,158	17,176	80,944	48,550	252,342
Management fees (Note 9)	13,000	–	58,500	32,500	256,500
Professional fees (Note 9)	17,087	1,500	68,788	34,412	173,851
Wages and benefits	82,954	52,806	148,039	60,867	259,857

Total Expenses	370,959	101,081	704,986	292,699	1,707,442

Operating Loss	(370,761)	(101,081)	(701,075)	(292,699)	(1,698,239)

Other Income (Expense)

Impairment loss on goodwill (Note 3)	–	–	(52,330)	–	(52,330)
Gain on forgiveness of debt	–	–	12,091	–	12,091
Interest income	–	525	–	525	1,705

Net Loss Before Income Tax	(370,761)	(100,556)	(741,314)	(292,174)	(1,736,773)

Income tax credits	78,330	–	78,330	–	78,330

Net Loss	(292,431)	(100,556)	(662,984)	(292,174)	(1,658,443)

Net loss per share, basic and diluted	(0.01)	(0.01)	(0.03)	(0.02)

Weighted average shares outstanding	24,020,000	15,597,000	23,908,000	15,597,000

The accompanying notes are an integral part of these consolidated financial statements

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)
(unaudited)

	For the Nine months Ended December 31, 2009 $	For the Nine months Ended December 31, 2008 $	Accumulated from April 17, 2006 (Date of Inception) to December 31, 2009 $

Operating activities

Net loss for the period	(662,984)	(292,174)	(1,658,443)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	82,767	64,567	221,420
Gain on forgiveness of debt	(12,091)	–	(12,091)
Impairment loss on goodwill	52,330	–	52,330
Issuance of common shares for services	219,697	–	237,697

Changes in non-cash operating working capital:
Other receivable	(19,573)	14,939	(14,129)
Prepaid expense	(3,172)	13,799	(13,227)
Accounts payable and accrued liabilities	83,951	11,444	238,848
Due to related party	–	–	12,000

Net Cash Used In Operating Activities	(259,075)	(187,425)	(935,595)

Investing Activities

Purchase of equipment	(1,500)	(3,479)	(29,655)
Purchase of website development costs	(84,786)	(143,652)	(520,046)

Net Cash Used In Investing Activities	(86,286)	(147,131)	(549,701)

Financing activities

Loans payable	7,906	–	7,906
Cash acquired on acquisition	34,365	–	34,365
Proceeds from issuance of common shares	323,509	–	1,405,832
Share issuance costs	–	–	(7,500)
Shares subscriptions received	–	178,476	83,000

Net Cash Provided by Financing Activities	365,780	178,476	1,523,603

Increase (Decrease) in Cash	20,419	(156,080)	38,307

Cash – Beginning of Period	17,888	166,888	–

Cash – End of Period	38,307	10,808	38,307

Non-cash investing and financing activities:
Shares issued for share issuance fees	–	–	28,800

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Nine month period ended December 31, 2009
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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2009, the Company has an accumulated deficit of $1,658,443 and a working capital deficit of $234,365. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Nine month period ended December 31, 2009
(Expressed in Canadian dollars)
(Unaudited)

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

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Nine month period ended December 31, 2009
(Expressed in Canadian dollars)
(Unaudited)

2. Significant Accounting Policies (continued)

(j)  Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at December 31, 2009 and March 31, 2009, the Company had no items that affected comprehensive loss.

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

(n)  Financial Instruments and Fair Value Measures

The Company’s financial instruments consist principally of cash, other receivables, other assets, accounts payable and accrued liabilities, notes payable, and amounts due to a related party. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Nine month period ended December 31, 2009
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

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s consolidated financial statements. Refer to Note 11.

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

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Nine month period ended December 31, 2009
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

4. Equipment and Website Development Costs

			December 31,	March 31
			2009	2009
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer Hardware	13,547	7,488	6,059	7,818
Computer Software	3,915	2,839	1,076	551
Office Furniture	12,193	6,224	5,969	7,023

	29,655	16,551	13,104	15,392
Website Development Costs	520,046	204,869	315,177	309,370
	549,701	221,420	328,281	324,762

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Nine month period ended December 31, 2009
(Expressed in Canadian dollars)
(Unaudited)

5. Notes Payable

a) As at December 31, 2009, the Company had a short term note payable of $2,906 owing to a shareholder of the Company. The note is unsecured, due interest at 3.5% per annum, and due on demand.

b) On October 1, 2009, the Company received an advance of $10,000.The loan bears interest at 4% per annum and has no repayment terms. As at December 31, 2009, $5,000 of the loan was repaid.

6. Common Stock

a) During the period ended December 31, 2009, the Company issued 412,000 common shares for proceeds of $103,000, of which $83,000 were from common share subscriptions received prior to March 31, 2009.

b) On December 31, 2009, the Company granted 320,000 common shares with a fair value of $164,797 to various consultants as compensation for services performed for the company.

c) On December 10, 2009, the Company issued 610,000 common shares and 610,000 share purchase warrants for proceeds of $258,879. Each share purchase warrant entitles investor to purchase one common share at an exercise price of US$0.60 per share. These warrants expire on December 10, 2011. The Company also paid finder’s fee of $24,500 in connection to this share and warrant issuance.

d) On November 20, 2009, the Company issued 68,000 common shares for proceeds of $7,000.

e) On September 9, 2009, the Company issued 500,000 common shares with a fair value of $54,900 pursuant to the consulting agreements described in Notes 9(b) and (c).

f) On August 16, 2009, the Company issued 400,000 common shares for proceeds of $42,880.

g) On August 4, 2009, the Company issued 175,000 common shares for proceeds of $19,250.

h) On May 28, 2009, as part of the merger between Cicero and Intelimax, the Company issued 7,340,410 common shares to shareholders of Cicero and cancelled all issued and outstanding common shares of Cicero.

7. Stock Based Compensation

The Company adopted a Stock Compensation Plan (“Stock Plan”) and Stock Option Plan (“Option Plan”) dated December 11, 2009 under which the Company is authorized to grant up to a total of 1,000,000 shares of common stock and stock options to acquire up to a total of 1,000,000 shares of common stock. The Company will not issue any stock compensation under the Stock Plan or Option Plan for any services related to investor relations or capital raising activities.  At December 31, 2009, the Company had 680,000 shares of common stock available to be issued under the Stock Plan and options to acquire 1,000,000 shares of common stock to be issued under the Option Plan.

8. Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, March 31, 2009	785,000	0.50

Issued	1,022,000	0.56

Balance, December 31, 2009 (unaudited)	1,807,000	0.53

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Nine month period ended December 31, 2009
(Expressed in Canadian dollars)
(Unaudited)

8. Share Purchase Warrants (continued)

As at December 31, 2009, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price $	Expiry Date

610,000	0.60 USD	December 11, 2011

610,000

9. Related Party Transactions

The Company incurred the following charges with management, officers, and directors of the Company:

	December 31, 2009	December 31, 2008
	$ (unaudited)	$ (unaudited)

Management Fees	58,500	32,500
Professional Fees	10,250	–
	68,750	32,500

As at December 31, 2009, accounts payable and accrued liabilities include $,168,831 (March 31, 2009 - $118,084) owing to management, officers, and directors of the Company.  The amounts are unsecured, non-interest bearing, and due on demand.

As at December 31, 2009, the Company owed $12,000 (March 31, 2009 - $12,000) to a director of the Company for general expenditures.  The amount owing is unsecured, non-interest bearing, and due on demand.

10. Commitments

a)  In August 2008, the Company entered into a Licence Grant and Asset Purchase Agreement (the “Agreement”) with Fireswirl Technologies Inc. (“Fireswirl”), a company registered under the Business Corporations Act of British Columbia.  Under the terms of the Agreement, the Company is obligated for revenue sharing payments and acquisition of assets held by Fireswirl under the following terms:

Revenue Sharing Payments

i.
10% of the revenues earned from the technology, during the period from inception of the Agreement to a period of the lesser of eighteen months from the inception of the Agreement or when the Company becomes a listed publicly-traded company (the “Initial Revenue Sharing Term”), subject to a maximum revenue sharing payment of $725,000; and

ii.
20% of the revenues earned from the technology, during the period from the first day following the Initial Revenue Sharing Term to a maximum revenue sharing payment of $1,100,000 or when the Agreement is cancelled by either party (the “Full Payment Date”), whichever occurs first;

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Nine month period ended December 31, 2009
(Expressed in Canadian dollars)
(Unaudited)

10. Commitments (continued)

Asset Acquisition

iii.
the Company will purchase a non-exclusive right to the licences held by Fireswirl, which will be used by Gamboozle Media Inc., a wholly-owned subsidiary of the Company, in exchange for 1,500,000 common shares of the Company, payable at the earlier of when the Company becomes a listed publicly-traded company or the Full Payment Date.

As at December 31, 2009, the Company have not earned revenues that are subject to the revenue-sharing payments and have not acquired the licences.

b)  On September 9, 2009, the Company entered into a consulting agreement.  Pursuant to the agreement the consultant will provide investor relations services for nine months in consideration for $12,500 for the first month (paid), $2,500 per month for the next five months and 250,000 common shares of the Company.  Refer to Note 6(e).

c)  On September 9, 2009, the Company entered into a consulting agreement.  Pursuant to the agreement the consultant will provide investor relations services for nine months in consideration for $12,500 for the first month (paid), $2,500 per month for the next five months and 250,000 common shares of the Company.  Refer to Note 6(e).

d)  On December 24, 2009, the Company entered into an internet service agreement.  Pursuant to the agreement, the consultant will provide hosting services to the Company for a term of one year in consideration for monthly fee of $1,270.

e)  On December 16, 2009, the Company entered into a marketing agreement. Pursuant to the agreement, the consultant will provide marketing and promotional activities on the Company’s products for a term of one year in consideration for an initial setup fee of $2,500 plus a monthly fee contingent on the results of the marketing and promotional services provided.

11. Subsequent Events

In accordance with ASC 855, Subsequent Events, we have evaluated subsequent events through February 2, 2009, the date of issuance of the unaudited interim consolidated financial statements. During this period, we did not have any material recognizable subsequent events, except as disclosed below:

a)  On February 1, 2010, the Company entered into an agreement for consulting services for US$5,000 per week of which up to 50% can be settled in common shares of the Company at the market rate on the date of settlement.  In addition, the Company will issue 300,000 units where each unit is comprised of one common share of the Company and one share purchase warrants which allows the holder to purchase one additional common share of the Company at $0.60 per share over a twenty-four month period from the date of the agreement.

b)  On January 21, 2010, the Company entered into a director agreement with an individual for a term of 12 months. As compensation for director service under the agreement, the Company has agreed to issue 20,000 shares of common stock and to pay $2,500 for every quarter during which the individual sits on the board of director. This compensation is to be paid within 15 days of the end of each quarter.

c)  On January 19, 2010, the Company entered into a consulting agreement for investor relations services for a period of five months from the date of agreement for 200,000 common shares of the Company.

d)  On January 11, 2010, the Company entered into an agreement for consulting services for 50,000 common shares of the Company registered under the Stock Plan as disclosed in Note 7.  Of these 25,000 common shares have been issued and 25,000 more will be issued 45 days after the agreement was entered into.

e)  On January 5, 2010, the Company issued a total of 320,000 common shares of the Company registered under the Stock Plan as disclosed in Note 7 to various consultants in exchange for services.

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

Liquidity and Capital Resources

At December 31, 2009, we had cash of $38,307 in our bank accounts and working capital deficit of $234,365.  Our net loss from inception on April 17, 2006 to December 31, 2009 was $1,658,443.  Our net loss was funded mostly through equity financing.

Since April 17, 2006 (date of inception) to December 31, 2009, we raised gross proceeds of $1,405,832 in cash from the sale of our securities, $34,365 from cash acquired on acquisition, $7,906 in loans payable and $83,000 in share subscriptions received.  We also incurred a share issuance cost of $7,500.  During the nine months ended December 31, 2009, we raised $323,509 from the sale of our common stock.  We also received $34,365 in cash acquired on acquisition and $7,906 in loans payable.  In comparison, we did not raise any cash from issuance of common shares during the same period in 2008.  We did not have any other financing activities during this period in 2008.

For the nine months ended December 31, 2009, we used net cash of $259,075 in operating activities compared to $187,425 during the same period in 2008.  Our cash level increased by $20,419 during the nine months ended December 31, 2009 compared to a decrease of $156,000 during the same period in 2008.  The reason for the change in case position from year to year was a higher amount $156,000 of cash provided by financing activities during the nine months ended December 31, 2009.

For the nine months ended December 31, 2009 we required approximately $28,786 per month to fund our operating expenses compared to $20,825 during the same period in 2008.  Cash of $38,307 in our bank accounts as of December 31, 2009, will be sufficient to fund our operations for one month only.

We estimate that our expenses over the next 12 months (beginning February 2010) will be approximately $1,047,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

Results of Operations for the Period From April 17, 2006 (Date of Inception) to December 31, 2009 and for the Three Months Ended December 31, 2009 compared to the Three Months Ended December 31, 2008.

Lack of Revenues

We have had limited operations since our inception on April 17, 2006 to December 31, 2009 and we have generated only nominal revenues of $9,203.  We generated $198 in revenues for the three months ended December 31, 2009 compared to no revenues during the same period in 2008.  Since our inception to December 31, 2009, we have an accumulated deficit of $1,658,443 during the development stage. We anticipate that we will incur substantial losses over the next year.  Our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We accumulated total operating expenses of $1,707,442 from the date of our inception to December 31, 2009, including $221,420 in amortization, $203,406 in advertising and promotion, $339,633 in consulting fees, $252,342 in general and administrative expenses, $256,500 in management fees $173,851 in professional fees and $259,857 in wages and benefits.

Total operating expenses for the three months ended December 31, 2009 were $370,959 compared to $101,081 during the same period in 2008.  The increase in expenses during the period in 2009 was due mostly to an increase in business activities following our merger on May 28, 2009.

Net Loss

From the time of inception on April 17, 2006 to December 31, 2009 we incurred a net loss of $1,658,443.  For the three months ended December 31, 2009 we incurred a net loss of $292,431 compared to $100,556 for the same period in 2008.  The increase in net loss was due to an increase in total expenses incurred during the period.

Results of Operations for the Nine Months Ended December 31, 2009 compared to the Nine Months Ended December 31, 2009.

Lack of Revenues

We generated $3,911 in revenues for the nine months ended December 31, 2009 compared to no revenues during the same period in 2008.

Expenses

Total operating expenses for the nine months ended December 31, 2009 were $704,986 compared to $292,699 during the same period in 2008.  The increase in expenses during the period in 2009 was due mostly to an increase in business activities following our merger on May 28, 2009.

For the nine months ended December 31, 2009, we also incurred an impairment loss of $52,330 relating to goodwill from our acquisition of Cicero Resources Corp.

Net Loss

For the nine months ended December 31, 2009 we incurred a net loss of $662,984 compared to $292,174 for the same period in 2008.  The increase in net loss was due to an increase in expenses as well as a $52,330 impairment loss on goodwill.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value on share-based payments, and valuation allowances on deferred income tax losses. We base its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by we may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and the related notes are prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars.  The consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries, Gamboozle Media Inc., and Global Climate Seek Inc.  All inter-company accounts and transactions have been eliminated.  Our fiscal year-end is March 31.

Basic and Diluted Net Loss Per Share

We compute net loss per share in accordance with ASC 260 Earnings Per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Stock-Based Compensation

Our records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From October 1, 2009 to December 31, 2009, we made the following previously unreported sales of unregistered securities:

•
On November 20, 2009, we issued an aggregate of 68,000 shares of common stock to one non-US investors at US $0.10 per share for proceeds of$7,000 (US $6,800). These shares were issued without a prospectus pursuant to exemption found in Regulation S of the Securities Act of 1933, as amended.

•
On December 10, 2009, we issued an aggregate of 610,000 shares of common stock to two non-US and one US investors at a price of US $0.40 per share for total proceeds of $258,879 (US $244,000). These shares were issued without a prospectus pursuant to exemption found in Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

•
During the period ended December 31, 2009, we issued 412,000 common shares for proceeds of $103,000, of which $83,000 were from common share subscriptions received prior to March 31, 2009. These shares were issued without prospectus pursuant to exemption found in Regulation S of the Securities Act of 1933, as amended.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Director Agreement with Carl Schimdt dated January 21, 2010 (incorporated by reference from our Current Report on Form 8-K filed on January 27, 2010)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelimax Media Inc.
(Registrant)

Date: February 16, 2010	/s/ Chaz Green
Chaz Green
Chief Executive Officer, Director

Date: February 16, 2010	/s/ Michael Young
Michael Young
President, Chief Financial Officer, Principal Accounting Officer, Director