Form 10-K
period 2010-03-31
Intelimax Media Inc.
filed 2010-07-09
CIK 1434598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-53685

INTELIMAX MEDIA INC.
(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2320 – 555 West Hastings Street, Vancouver, British Columbia	V6B 4N4
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	604.742.1111

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock with $0.00001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant ha submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐   Non-accelerated filer ☐         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on was $0 based on $0, the average of the bid and ask prices on the OTC Bulletin Board, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

26,147,567 as of July 9, 2010

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in Canadian Dollars (CAD$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars, references to CAD $ refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Intelimax Media Inc., unless otherwise stated.

General Overview

We are the resulting entity of the merger of Cicero Resources Corp. and Intelimax Media Inc., Cicero Resources Corp. was incorporated on October 19, 2007 under the laws of the State of Nevada.  Intelimax Media Inc. was incorporated on April 17, 2006 under the laws of the Province of British Columbia.  On May 28, 2009 the two companies merged and we are the resulting entity existing under the laws of British Columbia.  We are an Internet media and advertising company that specializes in the development and management of industry-specific websites and portals focusing on new media, online games, search, publishing, and media sales.  We are a development stage company that has generated only nominal revenues and has had limited operations to date.

Our principal executive office is located at 2320 – 555 West Hastings Street, Vancouver, British Columbia, Canada, V6B 4N4. Our telephone number is 604.742.1111.

Development of Business

In 2009, management’s efforts to identify a target business for merger or acquisition resulted in a merger agreement with Intelimax.  On May 28, 2009 the merger closed and we adopted the business of Intelimax.  We are now an Internet media and advertising company that develops and manages industry-specific websites and portals focusing on new media, online games, search publishing and media sales.  Our major current and planned products and services are as follows:

●
Pay-Per-Click Search Engine: This is Internet search software developed by us which can be customized for use in websites catering to a variety of interests.  It combines searching and advertising by providing users with industry specific Internet content in response to search queries and at the same time generating revenues by supplying content from advertisers who have agreed to be a part of the potential search results.  When a user searches for a specific term in this search utility, a large number of associated results are displayed and revenue is generated when the user selects one of our advertisers’ websites.  We employ this software in both Gamboozle.com and Climateseek.com and only minor development is required to create a licensable version and allow it to be used on third party websites.  However, there can be no certainty that we will be able to complete this development as we lack the required capital.  Even if we are able to complete the anticipated developments, there can be no assurance that this will lead to increased revenue as we face significant competition for users and subscribers in Gamboozle.com’s and Climateseek.com’s respective markets.

●
Gamboozle.com: This website provides users with the ability to search for various products or services in the online gaming industry, offers multiplayer casino games, fantasy sports applications as well as arcade gaming and social interaction for visitors to the website.  We anticipate expanding on our current subscriber and visitor base through various marketing initiatives and creating revenue through advertising placed on Gamboozle.com by third party service providers and our ‘Pay-Per-Click’ Internet search software.  Gamboozle.com is currently online and fully functional.  Minor improvements are required to allow for paid subscriptions and development of enhanced social interaction tools.  There can be no certainty that we will be able to integrate these improvements as we lack the required capital.  Additionally, even if we are able to improve Gamboozle.com as anticipated, there can be no assurance that this will lead to increased revenue as we face significant competition for users and subscribers in Gamboozle.com’s market.

●
ClimateSeek.com: We anticipate that this website will provide services similar to Gamboozle.com, but with a focus on global warming, climate change, renewable energy and the global carbon markets.  We anticipate including various applications and content with which we hope to attract users and visitors interested in environmental issues.  If we attract sufficient users we will be able to create revenue through advertising placed by third party service providers and our ‘Pay-Per-Click’ Internet search software.  Additionally, we anticipate that in the future ClimateSeek.com will be used for the online purchase and sale of carbon credits.  This website has been released online in pre-production, or ‘beta’ format.  We expect to complete the design of the website and to fully the integrate carbon calculator and social interaction tools by November 2009.  There can be no certainty that we will be able to develop Climateseek.com past its current ‘beta’ stage as we do not currently have the capital required to do so.  Even if we do complete the design of Climateseek.com as anticipated, this may not result in the generation of revenues as we face significant competition in this market.

●
Gaming Platform:  We have developed and acquired software which allows users to play multi-player poker, blackjack, roulette as well as slot machines online.  Currently, our online gaming software has been integrated into our Gamboozle.com website as well as our pages on Facebook, MySpace and Bebo, which are social networking websites and is provided free of charge.  One our gaming platform is developed to the point where we are able to provide premium content, we intend to offer it to users on a subscription basis which, if sufficient interest is developed, will produce revenues through subscription payments as well as advertising placed in the games.  Though the gaming platform is fully operational, we anticipate developing additional games, creating a licensable version and revising it for use on third party websites.  We are currently unable to undertake such improvements as we lack the required capital.  Additionally, even if we do improve our Gaming Platform as anticipated, there can be no assurance that these improvements will result in additional revenue as we face significant competition in this market.

●
Fantasy Sports:  The term fantasy sports describes multi-player games in which users act as fantasy owners and build a team that competes against other fantasy teams based on the statistics generated by individual players or teams of a professional sport.  We have developed software which allows users to create teams from the rosters of actual sports players and then use their teams to compete against other users in various categories such as points scored, yards gained or home runs registered, depending on the specific sport.  We hope to attract a subscriber base which will provide us with the users we need to generate revenues through third party advertising.  Our fantasy sports software has been integrated into our Gamboozle.com website on free and paid subscription bases.  This software is currently functional, but we anticipate enhancing the content during the next 12 months to include basketball as one of the fantasy sports in which a league may be created and to create additional subscription models for increased flexibility for our paid subscribers.  However, we are currently unable to undertake such improvements as we lack the required capital.  Additionally, even if we do improve our Fantasy Sports software as anticipated, there can be no assurance that these improvements will result in additional revenue as we face significant competition in this market.

Our Products

Pay-Per-Click Search Engine

Both Gamboozle.com and ClimateSeek.com use our Internet search software which allows users to find websites that relate to the specific search terms which are entered and allows us to present paying advertisers within the results of such search, therefore ensuring revenue production when a user selects one of the paying advertiser’s websites.

For most advertisers, the preferred method of paying for having their advertisements listed on third party websites is based on how many people visit their website due to a specific advertisement.  This is achieved by keeping track of which website the user was directed from when they visited the advertiser’s website.  When a user clicks on an online advertisement to navigate to the advertiser’s website, this is called a ‘click through’.  The Pay-Per-Click software will allow advertisers to see the effectiveness of their ads based on the click through rate and they will only pay when users click through to their site.  We have developed our Pay-Per-Click software with the purpose of having advertisers pay based on the true performance of their advertisements and users delivered from our websites.

Two other critical aspects of the Pay-Per-Click software are:

1)
Real Time Keyword Bidding – advertisers can bid on having their website placed in our search result listings based on certain keywords entered by a user of the Pay-Per-Click search software.  The advertiser with the highest bid for the specific word entered by the user will be displayed as the top listing within the search results presented to the user.  Our management believes that the bid price model assures that prices reflect demand in the market for different keywords and facilitate changing demand as new products and services are developed.

2)
Front Loaded Payment – advertisers can deposit an initial payment with us which will be used to pay for their click through advertising as a form of retainer. As their listings are followed by users who find them through our Pay-Per-Click search software, the cost per click is removed from their account until their account has a balance of zero. The advertisers can “reload” their account at any time. This will provide a very predictable cost for the advertiser and ensure that we are able to collect payment for our services.

We employ this software in both Gamboozle.com and Climateseek.com and only minor development is required to create a licensable version and allow it to be used on third party websites.  We anticipate completing this development within the next 12 months if we are successful in generating or attracting sufficient capital to fund our operations and retain our employees.  However, there can be no certainty that we will be able to attract sufficient capital.  Even if we are able to complete the anticipated developments, there can be no assurance that this will lead to increased revenue as we face significant competition for users and subscribers in Gamboozle.com’s and Climateseek.com’s respective markets.

Gamboozle.com

Gamboozle.com is a website which allows users to play various online games of skill, luck or strategy and offers a specialized Internet searching option which provides users with results for various websites which match the user’s search criteria.  It combines our Pay-Per-Click Search Engine, our Gaming Platform and our Fantasy Sports software.  Our management believes that as the number of users and visitors to Gamboozle.com grows, we will be able to begin providing strategically placed search results from paying advertisers.

Gamboozle.com offers online games through our Gaming Platform and free prizes which our management hopes will encourage frequent visits and extended stays on the website.  By developing a consistent and large user base we hope to be able to charge various third parties for displaying their advertisements on Gamboozle.com.  Additionally, we plan on offering a subscription option for our various gaming applications which would generate revenues through automatic monthly dues.  Gamboozle.com is not an online gambling, betting or lottery website and does not accept funds related to actual gambling.

The following is a sample of the products and services provided by Gamboozle.com which our management hopes will attract a sizeable user base:

●
Gamboozle Bucks - the core of Gamboozle is the Gamboozle Bucks. This is the artificial currency the users will use to enter raffles and interact with each other. Users can earn Gamboozle Bucks by playing different games and/or interacting with the content on the website.

●	Raffles and Prizes - Gamboozle has a free raffle system. Players purchase raffle tickets with their Gamboozle Bucks and enter a raffle to win free prizes.

●	Free Fantasy Sports - Gamboozle offers quick and simple fantasy sports leagues that can be played daily, weekly, monthly and for the whole season.

●	Casual Games - Gamboozle offers online strategy, wordplay and action games that offer instant prizes such as Gamboozle Bucks and free spins on the Gamboozle virtual slot machine.

●	Multi Player Poker - poker is the ultimate multi-player social game. Gamboozle offers an online based poker game which does not involve gambling with real money.

●
Social Networking - social networking is the ability for users to communicate directly with each other, either through live chat or a messaging system on a website. This creates a feeling of community on a particular website and encourages return visits by users.

Our management believes that the practice of using online video games to advertise a product will be successful for promoting online gaming and casino websites as these two entertainment mediums are closely related and share similar target demographics.  Due to the highly competitive nature of the industry, our management believes that advertisers are willing to pay a premium for a targeted audience and users who are interested in online gaming will be more likely to select advertisements of online gambling and gaming websites.  Since the launch of Gamboozle.com we have experienced consistent growth in our user database. Our current user database has over 90,000 users and over 2,000 people visit Gamboozle.com per day.  We have already generated nominal revenues through the placement of advertising throughout the website.

Gamboozle.com is currently online and fully functional.  Minor improvements are required to allow for paid subscriptions and development of enhanced social interaction tools.  We anticipate that these improvements will take approximately 3 months to implement if we have sufficient capital to retain our employees and fund our operations.  There can be no certainty that we will be able to attract sufficient capital to implement the planned improvements.  Additionally, even if we are able to improve Gamboozle.com as anticipated, there can be no assurance that this will lead to increased revenue as we face significant competition for users and subscribers in Gamboozle.com’s market.

ClimateSeek.com

ClimateSeek.com is a website through which we expect to provide comprehensive content and applications focused on global warming, climate change, renewable energy and the global carbon markets.  Though the website is currently in development and has minimal content, we anticipate that some of its main characteristics will be:

●	Our Pay-Per-Click Internet search tool which will be optimized to provide relevant search results from paying advertisers.

●
A social networking component which will allow users to discuss environmental issues in real time as well as through posting of messages.  As with Gamboozle.com, it is our belief that social networking of this type will promote more frequent and longer visits to our website.

●	A carbon calculator which will calculate the amount of carbon a user produces given their particular lifestyle, residence, car, etc.

●	Environmentally themed online video games and contests.

●	Consistently updated news, blogs, articles relating to global warming, climate change, renewable energy and the global carbon markets.

●
Listings of environmentally focused products and applications which can help reduce a user’s negative impact on their environment.  This may be a supplemental revenue source if sufficient users purchase products from retailers featured on ClimateSeek.com

Our management believes that by providing informative content and services we will be able to position ClimateSeek.com as a popular destination for Internet users interested in environmental issues.  In addition, our management anticipates opportunities in the newly formed market for carbon credits, either as a reseller of carbon credits on ClimateSeek.com, or as a project proponent or an investor in projects generating carbon credits for sale in various carbon credit markets.  We anticipate finalizing the development of Climateseek.com in November of 2009.  However, there can be no certainty that we will be able to develop Climateseek.com past its current ‘beta’ stage by November of 2009 or at all as we do not currently have the capital required to do so.  Even if we do complete the design of Climateseek.com as anticipated, this may not result in the generation of revenues as we face significant competition in this market.

Carbon Credits

The concept of carbon credit trading was developed as a result of the Kyoto Protocol and various other local legislative and corporate initiatives which aimed to control the production of green house gases (GHG) by countries and companies.  Countries or companies whose output of GHG is below a fixed target are entitled to collect and sell surplus credits to countries and companies who are not meeting their reduction limits.  Companies or government projects which cannot fulfill the reduction target can buy the surplus credits from other companies or governments in order to offset their emissions.

The Voluntary Market

The voluntary market refers to companies, government agencies, non-governmental agencies (NGOs) and individuals that purchase carbon credits for purposes other than meeting regulatory targets such as the ones set out by the Kyoto Protocol.  A buyer can voluntarily purchase credits from various carbon credit projects.  The action is defined as voluntary so long as the credits will not be used to meet a regulatory target.  Retailers can sell voluntary emission reduction credits for voluntary or regulatory purposes.  However, the vast majority of retailers only sell these voluntary credits to the voluntary market.

Over the past several years there has been a steadily increasing demand for voluntary carbon credits or offsets.  In 2007 the voluntary market saw a total of US $332 million worth of carbon credit transactions, up from US $100 million the year before, according to the annual Ecosystem Market Place report.  However, while growing rapidly, the retail market for voluntary carbon credits is still relatively small and fragmented compared to the Kyoto regulated market.  There are an estimated 60 providers worldwide, most of them based in Europe, North America, and Australia.

Retailers or sellers tend to target a wide variety of market segments, including individuals, businesses, government departments, cities, townships and international events.  Some are for-profit and others are non-profit.  Their websites will generally have a carbon calculator, where users can calculate emissions from various activities such as flying or driving automobiles.  Offsets for air travel seem to be the most popular marketing tool and individuals will usually receive confirmation in the form of a certificate in return for their purchase.

The Chicago Climate Exchange (CCX) is currently the largest exchange where voluntary carbon credits are sold and purchased.  All CCX projects must first undergo a standardized registration, verification and crediting procedure approved by the CCX Offsets Committee before CCX credits are issued.  Once issued, credits must be verified by an approved third-party CCX verifier and registered in the CCX registry.  CCX credits can only be issued after the emission offset has actually occurred.

As can be seen in the table of historical results below, the CCX does have a significant amount of activity even though most of the trading taking place is based on voluntary purchases:

Prices and Volume reported in Metric Tons of CO2

We expect the market for voluntarily purchased carbon credits to increase as our society becomes more environmentally conscious and we will develop various applications and trading markets within the Climateseek.com website to facilitate the trading of carbon credits between individuals and businesses as consumers or vendors.

Carbon credits in the voluntary market range in price from as little as US $0.50 per credit, to as high as US $45.00 on some websites.  This mainly depends on the type of project, verification or standard, and amount of credits being sold.  At the retail level and in small quantities, carbon credits can be sold at much higher prices.   However consumers are paying closer attention to the credibility of each company, type and sustainability of projects, and are becoming savvy to prices of offsets.  We anticipate that with proper additions of content, by November of 2009 ClimateSeek.com can become a comprehensive resource for users looking to educate themselves and purchase carbon credits to offset their personal or business GHG emissions.

There can be no certainty that we will be able to develop Climateseek.com as anticipated.  Please review the various risk factors which may affect our ability to complete the development of Climateseek.com, as well as our other websites and software products, in the “Risk Factors” section on Page 10 of this Registration Statement.  In particular, we do not currently have sufficient capital to undertake the planned development of Climateseek.com and will be relying on equity and debt financing in order to complete development of Climateseek.com.  There can be no assurance that such financing will be secured by us.  Additionally, as Climateseek.com is not fully developed, it is possible that one of our competitors who is more established and better funded will develop similar content and features thereby eliminating what we believe to be our competitive advantage.

Gaming Software

We have developed software which enables users to play various casino type games such as blackjack, roulette and slot machines on our websites.  We have acquired rights to software for online multi-player poker from Fireswirl Technologies Inc., a publicly traded company on the Canadian TSX Venture Exchange for a period of 36 months.  The current agreement, entered into on August 22, 2008 requires us to provide a license fee equal to 10% of revenues derived from this software during the first 18 months and 20% for the next 18 months.  The total amounts are not to exceed CAD $750,000 during the first 18 months and CAD $1,100,000 during the last 18 months.  There are also provisions on the agreement for the outright purchase of this software and we are negotiating such a purchase at this time.

We have been working with, and developing, this software for our particular uses and have imbedded it into our Gamboozle.com website.  Our gaming software allows users to play these various games against other users in real time.  In particular, our poker software has been designed to host over 200 at the same time who are engaged in poker games amongst each other on our website.

Currently, we have integrated the poker software in our Gamboozle.com website.  If we are successful in developing a sizeable database of users for our gaming software we will be able to expand our application offerings with premium content and increased prizes.  In turn, we will be able to introduce a subscription system which will generate revenues from monthly subscription payments.  Additionally, if our gaming software gains users and proves its popularity, it may be possible to license it to various other websites which are looking to attract visitors with additional applications.

A large number of users are necessary to create sufficient visits to our websites to be able to earn revenues from advertising and provide users with other users to play with or against.  It is important for our business plan to generate a large number of users who visit our websites and use our application, but there can be no certainty that we will be able to attract sufficient users to make our business profitable.  This is especially true for our poker software.  As our multi-player poker software relies on multiple players in each virtual poker ‘room’ it is essential that we have sufficient users using our gaming software at the same time to induce other users to visit our website and prolong their stay.

Though the gaming platform is fully operational, we anticipate developing additional games, creating a licensable version and revising it for use on third party websites during the next 12 months if we have sufficient capital to undertake these developments.  However, there can be no certainty that we will be able to attract sufficient capital to implement the anticipated improvement.  and even if we do, there can be no assurance that these improvements will result in additional revenue as we face significant competition in this market.

Fantasy Sports

We have recently developed software for our users to play fantasy sports on our gaming website, Gamboozle.com.  Fantasy sports describes multi-player games in which users act as fantasy owners and build a team that competes against other fantasy teams based on the statistics generated by individual players or teams of a professional sport. Probably the most common variant converts statistical performance of various players into points that are compiled and totaled according to a roster selected by a manager that makes up a fantasy team. These point systems are typically simple enough to be manually calculated by the user appointed as manager of the league.  More complex variants use computer modeling of actual games based on statistical input generated by professional sports. In fantasy sports users have the ability to trade, dismiss, and sign players, like a real sports owner.

The industry surrounding fantasy sports experienced a drastic increase in popularity with the invention and popularization of the Internet.  The Internet made stat collection as well as news and information more readily available.  This made the experience and enjoyment of fantasy sports much more immediate and engrossing.  It's estimated by the Fantasy Sports Trade Association that 29.9 million people age 12 and above in the U.S. and Canada played fantasy sports in 2007 and one can find fantasy sports on all of the major sports websites such as ESPN.com, Sportsline.com and more.

As opposed to all of our competitors, our fantasy sports software system allows users to play in a weekly game as opposed to being committed to the game for an entire season.  Though seasonal subscriptions will be available, our current subscription model requires users to pay an entrance fee every week with the chance of winning a prize every week as well. This creates a small initial investment for the user and potentially, a consistent revenue stream for us.

Currently, the our fantasy sports software offers leagues in the National Football League, National Hockey League, Major League Baseball, and in mixed martial arts fighting.  We have integrated our fantasy sports software into our Gamboozle.com website and we have adapted an application called Mixed Martial Arts Challenge, based heavily on our fantasy sports software, for use by Facebook members.  Our management hopes that we will be able to license our fantasy sports software to heavily visited websites looking to enhance their offerings for a monthly fee or share of subscriptions.

Our fantasy sports software has been integrated into our Gamboozle.com website on free and paid subscription bases.  This software is currently functional, but we anticipate enhancing the content during the next 12 months to include basketball as one of the fantasy sports in which a league may be created and create additional subscription models for increased flexibility for our paid subscribers if we have the necessary capital to fund this development.  However, there can be no assurance that we will be able to attract the necessary capital and  even if we do improve our Fantasy Sports software as anticipated, there can be no assurance that these improvements will result in additional revenue as we face significant competition in this market.

Distribution Methods

Attracting users and advertisers to our websites will be based on the following:

●
Software Licensing – we intend to increase the number of people using our software systems by licensing them to other website owners. We will share in the revenue generated through websites with which already have existing members and traffic.

●
Viral marketing/forums/blogs – we intend to capitalize on the recent popularization of online social communities by creating positive word of mouth within those communities and the Internet as a whole.  We hope that imbedding our online gaming and fantasy sports software free of charge into websites such as Facebook or MySpace will create positive impressions on the users and drive visitors to our site.

●
Online advertising - we intend to take advantage online advertising of ClimateSeek.com and Gamboozle.com through various websites with high numbers of visitors.  Our management believes that the most effective forms of advertising appear to be highly targeted text and visual advertisements on websites focused on similar interests to that of Gamboozle.com and ClimateSeek.com users.

●
Trade shows/Event Marketing – there are a number of trade shows that are geared towards the climate awareness and carbon trading industries as well as online gaming.  We intend to market our websites and software by attending these various events and displaying our products and services.

●
Search Engine Optimization – our websites are developed with consideration to how they will interact with large Internet search utilities such as Google or Yahoo.  By optimizing our websites in such a way that these ubiquitous search engines can identify our websites and their content more easily and therefore list us near the top of their result listings, we hope to attract more visitors.

●
Publicity – we anticipate employing website specific promotions for Gamboozle.com and ClimateSeek.com to attract visitors to our websites.  These promotions may involve reaching out to communities and schools for educational programs on emission reduction via ClimateSeek.com or free raffles on Gamboozle.com

●
Print media – numerous industry publications exist for the climate as well as the Internet gaming industries and we anticipate purchasing advertising or arranging sponsorship in order to increase the awareness of our websites, products, and services.

●	Email campaigns/Newsletters – we are implementing email driven advertising campaigns for the purpose of attracting potential advertisers and as a marketing tool geared towards our membership database.

Competition

Gamboozle.com

We face competition from various websites currently in operation which provide products and services similar to those of Gamboozle.com ranging from micro home-business based businesses to multi-million dollar international enterprises.  Some of our major competitors are Armorgames.com, pogo.com, miniclip.com, crazymonkeygames.com and newgrounds.com, as well as Gambling911.com, Casino.com, Pokerpages.com and Gambling.com which primarily offer casino type games.

Many of these competitors have longer operating histories, greater brand recognition, a higher number of subscribers and visitors to their websites, and better financial resources than we do.  In order for us to successfully compete in the online gaming industry, we will need to attract more visitors to Gamboozle.com through advertising and attractive content.  However, there can be no assurance that we will be able to attract sufficient visitors even if we fully develop Gamboozle.com and introduce all of our anticipated content to effectively compete in this marketplace.

Gambling.com, in particular is very similar to our website in that it uses a pay-per-click listings search, advertising imbedded in visible areas of the website and offers a tool that enables the user to find desired websites via the use of keyword searches. Our Gamboozle.com website is structured similarly, but with more focus on our free games section and possesses the following competitive advantages:

●
We offer a members’ area for users to interact with each other and create a community.  We hope that our development of an online community of users around Gamboozle.com and its offerings will promote positive word of mouth marketing, loyalty amongst our user base and repeated visits.

●
Gamboozle.com offers a free online slot machine with cash and prizes. Users earn free Gamboozle Bucks on the website that they can use to spin the slot machine and win prizes. Our slot machine jackpot carries an average grand prize of over $1,000.  Furthermore, this jackpot may be syndicated through affiliated websites as well as advertisements to attract more visitors to Gamboozle.com.

●
We have developed software which will allow other website owners to use our Pay-Per-Click search software in the form of an unobtrusive bar the top of their websites.   This will provide added functionality to third party websites while potentially creating revenues for us.

●
We have incorporated a comprehensive blogging, or real time message posting system, system into Gamboozle.com.   As a result, Gamboozle.com should be regularly updated with new content from users which will increase the frequency with which it is identified by various search programs on the Internet and our position in any search result listings generated by those programs.

ClimateSeek.com

We will face competition in from a number of websites ranging from micro home-business based businesses to multi-million dollar international enterprises.  Websites such as TreeHugger.com, ENN.com and Terrapass.com provide various services pertaining to environmental news, information and the sale of carbon credits. These three websites have longer operating histories, greater brand recognition, a higher number of visitors and better financial resources than we do.  In order for us to successfully compete in this marketplace, we will need to attract more visitors to Climateseek.com through advertising and attractive content.  However, there can be no assurance that we will be able to attract sufficient visitors, and efficiently compete in this marketplace, even if we fully develop Climateseek.com and introduce all of our anticipated content.

We hope to distinguish ClimateSeek.com from these established websites by providing a more comprehensive experience for the user.  We plan to do this by:

●
Offering not only the ability to offset a user’s GHG emissions by providing a carbon credit market, but also educate and inform on how the carbon credits were produced, the impact of GHG gasses on the global environment and the state of global climate issues in general. Our competitors offer the ability to purchase carbon offsets (CarbonFund.org) or provide news and information (TreeHugger.com), but our management is not aware of any website which combines the two into a comprehensive online destination for environmental awareness and the purchase of carbon credits.

●
Creating a community around ClimateSeek.com and its users.  Out management hopes this will create a sense of loyalty amongst the visitors to our website and result in extended and more frequent visits to check for not only updates regarding environmental issues, but also other members of the website.

Additionally, a growing number of institutions and purchasers such as EcoSecurities, Natsource, CO2e, Shell, Merrill Lynch, Barclay’s Capital, World Bank and the European Bank for Reconstruction and Development are getting involved in conducting and facilitating carbon credit trading.  An increasing number of exchanges including the European Climate Exchange, which deals mostly with carbon trading mandated under the Kyoto Protocol rules, and the Chicago Climate Exchange which is focused on North American carbon trading and generally sees participants join on a voluntary basis, have also gotten involved in the trading of carbon credits.  Though these institutions and exchanges are far better established and have greater financial resources than us, they focus on institutional and corporate clients whereas Climateseek.com will cater mostly to the trading of carbon credits by individuals.

Fantasy Sports

Fantasy sports platforms such as ours are available on all of the major sports related news sites such as ESPN.com, CBS Sportsline and TSN.ca as well as less established websites focused on the fantasy sports marketplace.  Many of these competitors have a much larger subscriber base, substantially greater financial resources and can gain access to subscribers and visitors through advertising and awareness over many different forms of media, including television networks owned by them.  We hope to be able to effectively compete against the established websites in this marketplace by providing a fantasy sports platform with the following advantages:

●
None of our major competitors license their software. They appear to be focusing on their specific product exclusively on their specific website. Our management believes that this gives us an opportunity to start offering our product to many small and medium sized websites which are looking to add fantasy sports content to their applications.

●
Most of our competitors use a full season model. This means that users pay once per season to play.  A season is generally defined by the annual season of the sport on which the ‘fantasy team’ is based.  While this has proven to be an effective model, our management believes that providing for more flexible subscription lengths will promote increased usage. In a typical fantasy season, many participants no longer have a chance to win before the season is over, but they still want to play. Our system allows users to begin a new fantasy sports game every week, with a new round starting every Monday or Tuesday.

Subscription Poker

Once our multi-player online poker software has been fully developed, we anticipate providing premium content and services on a subscription basis.  Currently, there is one major subscription poker network, Pureplay.com, as well as some smaller websites such as spadeclub.com and clubwpt.com. These appear to be to be our major competitors in the subscription poker space.

These three websites have longer operating histories, greater brand recognition, a higher number of visitors and better financial resources than we do.  In order for us to successfully compete in this marketplace, we will need to provide unique content and appropriately market our software.

We believe that our systems will have the following advantages:

●	None of the other systems appear to have a licensing model. By making our software available on many websites we can take immediate market share without spending significant funds on marketing.

●	Our price point will be lower. All of the listed competitors charge a monthly membership fee of $19.95.

Our competitors may develop similar software to ours and use the same methods as we do and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry.  Additionally, our competitors may devote greater resources to the development, promotion and sale of their software or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Intellectual Property

We own the copyright of our logos and all of the contents of our websites, www.Gamboozle.com and www.ClimateSeek.com.  We have also developed proprietary software that consists of our gaming platform (poker and casino), fantasy sports and our Pay-Per-Click search software.

Research and Development

We have not spent any amounts on which has been classified as research and development activities in our financial statements since our inception.

Government Regulation and Costs of Compliance

Online Gaming

We do not require any government approvals to carry out our business plan as disclosed above.  If, at some point in the future, our management chooses to use our gaming software for legal online gambling, the state of gambling laws in the US will have an impact on our business.  Currently, the legislation regarding online gambling is in flux and not uniform.  The following are some recent developments in US law regarding online gambling:

●
On May 6, 2009, Congressman Barney Frank (D-MA) unveiled a bill designed to allow U.S.-based companies to obtain licenses and operate federally regulated online gambling sites. The bill, titled the Internet Gambling Regulation, Consumer Protection, and Enforcement Act of 2009 (H.R. 2267), would also allow such sites to accept bets from U.S. customers.   The bill has not yet been signed into law.

●
On June 7, 2007, Representative Robert Wexler (D-FL) introduced HR 2610, the Skill Game Protection Act, which would legalize Internet poker, bridge, chess, and other games of skill. Also on June 7, 2007 Representative Jim McDermott introduced H.R. 2607, the Internet Gambling Regulation and Tax Enforcement Act. IGRTEA would legislate Internet gambling tax collection requirements.  The bill has not yet been signed into law.

●
In September 2006 both the US House of Representatives and the US Senate passed legislation (as an amendment to the unrelated SAFE Port Act) that would make transactions from banks or similar institutions to online gambling sites illegal.  The passed bill only addressed banking issues.  The Act was signed into law on October 13, 2006 by President George W. Bush.  In response to SAFE Port Act, a number of online gambling operators including PartyGaming, Bwin, Cassava Enterprises, and Sportingbet announced that real-money gambling operations would be suspended for U.S. customers.

Environment

We anticipate that government regulation in the field of environmental protection and carbon dioxide production will impact the profitability and marketability of our www.ClimateSeek.com products and services.  Though currently, increased regulation is expected, there is no certainty that such regulation will be implemented in a timely fashion and no certainty of the impact it will have on our business.

We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our intended business. At this time, we do not anticipate any material capital expenditures to comply with environmental or various regulations and requirements.

While our intended projects or business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us through increased operating costs and potential decreased demand for our technologies or products or services, which could have a material adverse effect on our results of operations.

Online Services

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet. In addition, laws and regulations relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world. We face risks from some of the proposed legislation that could be passed in the future.

In the US, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, which include actions for libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content generated by users. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. Any court ruling that imposes liability on providers of online services for activities of their users and other third parties could harm our business.

A range of other laws and new interpretations of existing laws could have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing, linking or hosting third-party content that includes materials that infringe copyrights. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under 13. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

Similarly, the application of existing laws prohibiting, regulating or requiring licenses for certain businesses of our advertisers, including, for example, online gambling, distribution of pharmaceuticals, adult content, financial services, alcohol or firearms, can be unclear. Application of these laws in an unanticipated manner could expose us to substantial liability and restrict our ability to deliver services to our users.

We also face risks due to government failure to preserve the internet’s basic neutrality as to the services and sites that users can access through their broadband service providers. Such a failure to enforce network neutrality could limit the internet’s pace of innovation and the ability of large competitors, small businesses and entrepreneurs to develop and deliver new products, features and services, which could harm our business.

We are also subject to federal, state and foreign laws regarding privacy and protection of user data. We post on our web site our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with

Employees

We currently have 4 employees engaged in administrative tasks and software development, all of whom are employed on a full time basis.  We also anticipate engaging various consultants to provide legal, accounting, marketing and software development services.

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Related to Our Business

We do not have sufficient capital resources to meet our cash requirements for the next 12 months and there can be no certainty that we will be able to secure the financing required to meet those requirements.  If we do not have sufficient capital to fund our operations, you may lose your investment.

As of March 31, 2010 we had CAD $1,444 in our bank account.  For the year ended March 31, 2010 our monthly cash requirement was approximately CAD $35,325.  As of March 31, 2010 we did not have sufficient capital resources to fund our operations for one month.  We intend to meet our ongoing cash requirements of CAD $1,047,000 for the next 12 months through a combination of equity and debt financing.  However, there can be no assurance that we will be able to secure such financing.  If financing is available, it may involve issuing securities which could be dilutive to holders of our shares.  In the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, it is likely that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan and our business may fail.  If we do not have sufficient capital to fund our operations, you may lose your investment.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

Intelimax was incorporated on April 17, 2006, generated CAD $10,972 in revenue as of March 31, 2010, and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.  Intelimax’s accumulated deficit from April 17, 2006 (inception) through March 31, 2010 was CAD $2,273,581.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	completion of this offering;
●	our ability to develop and continually update our websites, internet search utilities and gaming software;
●	our ability to procure and maintain on commercially reasonable terms relationships with third parties to integrate and maintain our search utilities and game software;
●	our ability to identify and pursue mediums through which we will be able to market our products;
●	our ability to attract customers to our products;
●	our ability to generate revenues through advertisements on our websites; and
●	our ability to manage growth by managing administrative overhead.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating significant revenues. We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to generate revenues which are greater than our expenses will cause you to lose your investment.

If we cannot prevent other companies from infringing on our technologies, we may not achieve profitability and you may lose your investment.

Our success is heavily dependent upon proprietary technology. To protect our proprietary technology, we rely principally upon copyright and trade secret protection. All proprietary information that can be copyrighted is marked as such.  There can be no assurance that the steps taken by us in this regard will be adequate to prevent misappropriation or independent third-party development of our technology. Further, the laws of certain countries in which we anticipate licensing our technologies and products do not protect software and intellectual property rights to the same extent as the laws of the United States. We generally do not include in our software any mechanism to prevent or inhibit unauthorized use, but we generally require the execution of an agreement that restricts unauthorized copying and use of our products. If unauthorized copying or misuse of our products were to occur, our business and results of operations could be materially adversely affected.

While the disclosure and use of our proprietary technology, know-how and trade secrets are generally controlled under agreements with the parties involved, there can be no assurance that all confidentiality agreements will be honored, that others will not independently develop similar or superior technology, that disputes will not arise concerning the ownership of intellectual property, or that dissemination of our proprietary technology, know-how and trade secrets will not occur. Further, if an infringement claim is brought against us, litigation would be costly and time consuming, but may be necessary to protect our proprietary rights and to defend ourselves. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others or in asserting claims against others.  If we cannot prevent other companies from infringing on our technologies, we may not achieve profitability and you may lose your investment.

If we are subject to intellectual property rights claims which may be costly to defend, could require the payment of damages and could limit our ability to use certain technologies in the future we may not generate sufficient revenues or achieve profitability.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We may be subject to intellectual property rights claims in the future and our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our products and services to others and may require that we procure substitute products or services for these members.

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our brand and prevent us from generating sufficient revenue or achieving profitability.

Changing consumer preferences will require periodic product introduction.  If we are unable to continually meet consumer preferences we may not generate significant revenues.

As a result of changing consumer preferences, many Internet search utilities and websites are successfully marketed for a limited period of time. Even if our products become popular, there can be no assurance that any of our searching or gaming products will continue to be popular for a period of time. Our success will be dependent upon our ability to develop new and improved product lines. Our failure to introduce new features and product lines and to achieve and sustain market acceptance could result in us being unable to continually meet consumer preferences and generating significant revenues.

We face intense competition and if we are unable to successfully compete with our competitors we will not be able to achieve profitability.

The Internet search and Internet gaming industries are highly competitive.  Many of our competitors have longer operating histories, greater brand recognition, broader product lines and greater financial resources and advertising budgets than we do. Many of our competitors offer similar products or alternatives to our products. There can be no assurance that we will procure an on-line market that will be available to support the sites we will offer or allow us to seek expansion. There can be no assurance that we will be able to compete effectively in this marketplace.

Further, our competitors may be able to develop technologies more effectively, have significantly more game content than us, may be able to license their technologies on more favorable terms, and may be able to adopt more aggressive pricing or licensing policies than us. They may have longer operating histories, greater brand name recognition, larger customer bases and significantly greater financial, technical and marketing resources. In the event that we are unable to successfully compete with our competitors we will not be able to achieve profitability.

If we do not attract customers to our website on cost-effective terms, we will not make a profit, which ultimately will result in a cessation of operations.

Our success depends on our ability to attract retail customers to our website on cost-effective terms. Our strategy to attract customers to our website, which has not been formalized or implemented, includes viral marketing, the practice of generating "buzz" among Internet users in our products through the developing and maintaining weblogs or "blogs", online journals that are updated frequently and available to the public, postings on online communities such as Facebook, MySpace, Yahoo!(R) Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth; search engine optimization, marketing our website via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with website providers to increase our access to Internet consumers. We expect to rely on word of mouth marketing as the primary source of traffic to our website, with search engine optimization and affiliate marketing as secondary sources. Our marketing strategy may not be enough to attract sufficient traffic to our website.  We do not currently employ any personnel specifically assigned to the marketing of our products. If we do not attract customers to our website on cost-effective terms, we will not make a profit, which ultimately will result in a cessation of operations.

Our success depends on the continuing efforts of our senior management team and employees and the loss of the services of such key personnel could result in a disruption of operations which could result in reduced revenues.

Our future success depends heavily upon the continuing services of the members of our senior management team, in particular our President, Michael Young, and our Chief Executive Officer, Charles Green. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. We do not currently maintain key man insurance on our senior managers.  The loss of the services of our senior management team and employees could result in a disruption of operations which could result in reduced revenues.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively, generate sufficient revenues and achieve profitability.

Our performance and future success depends on the talents and efforts of highly skilled individuals. We will need to continue to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in the software industry for qualified employees is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

As competition in our industry intensifies, it may be more difficult for us to hire, motivate and retain highly skilled personnel. If we do not succeed in attracting additional highly skilled personnel or retaining or motivating our existing personnel, we may be unable to grow effectively generate sufficient revenues and achieve profitability.

All of our assets and our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or our directors and officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, a majority of our officers and directors are nationals and/or residents of a country other than the United States, and all or a substantial portion of her assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our directors and officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal and state securities laws against us or our directors and officers.

If we are unable to adapt or expand our existing technology infrastructure to accommodate greater traffic or additional customer requirements, we may lose customers which will prevent us from achieving profitability.

Our website regularly serves a large number of users and customers and delivers a large number of daily video views. Our technology infrastructure is highly complex and may not provide satisfactory service in the future, especially as the number of customers using our gaming and searching services increases. We may be required to upgrade our technology infrastructure to keep up with the increasing traffic on our websites, such as increasing the capacity of our hardware servers and the sophistication of our software. If we fail to adapt our technology infrastructure to accommodate greater traffic or customer requirements, our users and customers may become dissatisfied with our services and switch to our competitors’ websites, which will prevent us from achieving profitability.

Risks Relating to the Internet Industry and Technology

Our business depends on the development and maintenance of the Internet infrastructure.  Outages and delays could reduce the level of Internet usage generally as well as the level of usage of our services and reduce our revenues.

The success of our services will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements, or problems caused by “viruses,” “worms,” and similar programs may harm the performance of the Internet. The backbone computers of the Internet have been the targets of such programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage generally as well as the level of usage of our services and reduce our revenues.

Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

Our ability to provide our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could interrupt our service. Service interruptions could reduce our revenues and profits, and damage our brand if our system is perceived to be unreliable. Our systems are vulnerable to damage or interruption as a result of terrorist attacks, war, earthquakes, floods, fires, power loss, telecommunications failures, computer viruses, interruptions in access to our websites through the use of “denial of service” or similar attacks, hacking or other attempts to harm our systems, and similar events. Our servers, which are hosted at third-party internet data centers, are also vulnerable to break-ins, sabotage and vandalism. Some of our systems are not fully redundant, and our disaster recovery planning does not account for all possible scenarios. The occurrence of a natural disaster or a closure of an internet data center by a third-party provider without adequate notice could result in lengthy service interruptions.  Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

If our software contains undetected errors, we could lose the confidence of users, resulting in loss of customers and a reduction of revenue.

Our online systems, including our websites, our enterprise video play software and other software applications and products, could contain undetected errors or “bugs” that could adversely affect their performance. We regularly update and enhance our website and our other online systems and introduce new versions of our software products and applications. The occurrence of errors in any of these may cause us to lose market share, damage our reputation and brand name, and reduce our revenues.

If we fail to detect click-through fraud, we could lose the confidence of our customers and our revenues could decline.

We are exposed to the risk of fraudulent clicks on ads posted by individuals seeking to increase the advertising fees paid to our web publishers when we commence internet advertising services. Although we have not historically generated revenues from advertising, we may do so in the future. We may have to refund revenue that our advertisers have paid to us and that was later attributed to click-through fraud. Click-through fraud occurs when an individual clicks on an ad displayed on a website for the sole intent of generating the revenue share payment to the publisher rather than to view the underlying content. From time to time it is possible that fraudulent clicks will occur and we would not allow our advertisers to be charged for such fraudulent clicks. This would negatively affect the profitability of our online advertising agency business, and this type of fraudulent act could hurt our brand. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our performance-based advertising network, which could lead the advertisers to become dissatisfied with our online advertising agency business, and in turn lead to loss of advertisers and the related revenue. At the moment, we have no specific plans to focus on mitigating this risk through specific actions but we may need to subscribe to certain applicable software platforms that detect click-through fraud and possibly work with consultants to further mitigate this risk. If we fail to detect click-through fraud, we could lose the confidence of our customers and our revenues could decline.

If the security measures that we use to protect their personal information, such as credit card numbers, are ineffective, our customers may lose their confidence in our websites and stop visiting them.  This may result in a reduction in revenues and increase our operating expenses, which would prevent us from achieving profitability.

Any breach in our website security could expose us to a risk of loss or litigation and possible liability. We anticipate that we will rely on encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. As a result of advances in computer capabilities, new discoveries in the field of cryptography or other developments, a compromise or breach of our security precautions may occur. A compromise in our proposed security could severely harm our business. A party who is able to circumvent our proposed security measures could misappropriate proprietary information, including customer credit card information, or cause interruptions in the operation of our website. We may be required to spend significant funds and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. However, protection may not be available at a reasonable price, or at all. Concerns regarding the security of e-commerce and the privacy of users may also inhibit the growth of the Internet as a means of conducting commercial transactions. This may result in a reduction in revenues and increase our operating expenses, which would prevent us from achieving profitability.

Risks Related to the Ownership of Our Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. Our common stock is currently listed on the OTC Bulletin Board, but since it has become eligible for quotation, there have not been any trades in our stock. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors. In addition, the stock market has from time to time experience significant price and volume fluctuations that have particular affected the market prices of the shares of developmental stage companies, which may adversely affect the market price of our common stock in a material manner.

We will likely conduct further offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

We completed an offering of 7,000,000 shares of our common stock at a price of $0.005 per share to investors on May 26, 2009. Since our inception, we have relied on such sales of our common stock to fund our operations. We will likely be required to conduct additional equity offerings in the future to finance our current business or to finance subsequent businesses that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be diluted.

Though our common stock has been quoted for trading on the OTC Bulletin Board since January 22, 2009, there have been no trades in our stock since that day.  This could adversely affect your ability to sell your shares and the available price for the shares when sold. You may not be able to sell your shares at your purchase price or at any price at all.

Our common stock is quoted on the OTC Bulletin Board under the trading symbol “CRJI”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. Trading of securities on the OTC Bulletin Board is often sporadic and investors may have difficulty buying and selling or obtaining market quotations, which may have a depressive effect on the market price for our common stock. You may not be able to sell your shares at your purchase price or at any price at all. Accordingly, you may have difficulty reselling any shares your purchase from the selling security holders.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares or the price of the shares could decline.

Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on brokers-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker-dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit your ability to buy and sell our stock, which could depress our share price.

FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares, depressing our share price.

Our security holders may face significant restrictions on the resale of our securities due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration and (2) govern the reporting requirements for broker-dealers and stock brokers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. Also, the broker must be registered in that state. We do not know whether our securities will be registered, or exempt, under the laws of any states. A determination regarding registration will be made by the broker-dealers, if any, who agree to serve as the market-makers for our securities. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. Investors should consider the resale market for our securities to be limited. Security holders may be unable to resell their securities, or they may be unable to resell them without the significant expense of state registration or qualification.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in us.

We have never paid any cash or stock dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in us will need to come through appreciation of the stock’s price. There will be less ways in which you can make a gain on any investment in us.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our executive office is located at 555 West Hastings Street, Suite 2320, Vancouver, British Columbia, Canada V6B 4N4. We have a lease agreement for our office space which was entered into on July 1, 2006 and expires on June 20, 2011.  We pay approximately $3,300 (CAD $3,973.81) per month for our office space, and approximately $1,845 (CAD $2,250) is paid back to us on a sublease with an unrelated company.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common stock is quoted on the OTC Bulletin Board under the Symbol "IXMD". We received approval on January 23, 2009 for trading under the symbol “CRCO”.  On May 15, 2009 our symbol was changed to “CICR”. On July 1, 2009 our symbol was changed to “IXMD” in connection with our merger.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended (1)	High	Low
March 31, 2010	$0.55	$0.15
December 31, 2009	$0.65	$0.35

(1)  The first trade in our common stock occurred on October 21, 2009.

As of July 9, 2010, there were 118 holders of record of our common stock. As of such date, 26,147,567 shares of our common stock were issued and outstanding.

Our common shares are issued in registered form. Island Stock Transfer, 100 2nd Avenue South, Suite 705S, St. Petersburg, FL  33701 (Telephone: (727) 289-0010) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Convertible Securities

We did not have any warrants or other convertible securities outstanding as of March 31, 2010.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act from incorporation to March 31, 2010 that were not otherwise disclosed.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2010.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.  All references to currency in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the financial statements of Intelimax Media Inc. are in Canadian dollars.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations

For the Year Ending March 31, 2010 and 2009

	Year Ended March 31
	2010	2009
Revenue	$5,680	$4,096
Operating Expenses	$1,321,893	$449,342
Net Loss	$1,225,792	$444,721

Expenses

Our major operating expenses for our years ended March 31, 2010 and 2009 are outlined in the table below:

	Year Ended March 31
	2010	2009
General and administrative	$134,413	$61,040
Management fees	$169,911	$78,000
Amortization	$99,181	$95,372
Consulting Fees	$457,745	$40,536
Investor Relations	$131,621	$-
Wages and Benefits	$223,396	$111,818

Total expenses for the year ended March 31, 2010 were $1,321,893 compared to $449,342 for the year ended March 31, 2009.  The year over year increase in total expenses can be attributed mostly to the expenses associated with consulting fees and investor relations expenses.  Such expenses arose as we hired additional consultants in order to develop our websites and business plan and became publicly listed via our merger of May 28, 2009.

From April 17, 2006 (inception) to March 31, 2010, our total expenses were $2,324,349. The major components of our total expenses since inception to March 31, 2010 were: $367,911 for management fees, $631,081 for consulting fees, $305,811 for general and administrative expenses, $237,834 for amortization, $335,214 for wages and benefits and $186,758 for professional fees.  Our general and administrative expenses consist of bank charges, office maintenance, communication expenses, courier, postage, office supplies, and rent.

Revenue

We have earned $10,972 during the period from our inception on April 17, 2006 to March 31, 2010. We generated revenues of $5,680 during the year ended March 31, 2010 and $4,096 during the same period in 2009. At this time, our ability to generate significant revenues continues to be uncertain. The auditor's report on our audited financial statements for the years ended March 31, 2010 and 2009 contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Equity Compensation

We adopted a Stock Compensation Plan (“Stock Plan”) and Stock Option Plan (“Option Plan”) dated December 11, 2009 under which we are authorized to grant up to a total of 1,000,000 shares of common stock and stock options to acquire up to a total of 1,000,000 shares of common stock. We will not issue any stock compensation under the Stock Plan or Option Plan for any services related to investor relations or capital raising activities.  At March 31, 2010 we had 590,000 shares of common stock available to be issued under the Stock Plan and options to acquire 1,000,000 shares of common stock to be issued under the Option Plan.

Liquidity and Financial Condition

Working Capital	At March 31, 2010	At March 31, 2009

Current Assets	$204,130	$30,638
Current Liabilities	$473,345	$175,036
Working Capital Deficit	$269,215	$144,398

Cash Flows	Year Ended March 31, 2010	Year Ended March 31, 2009

Net Cash Provided by (Used In) Operating Activities	$(423,906)	$(227,824)
Net Cash Provided by (Used In) Investing Activities	$23,328	$(200,426)
Net Cash Provided by Financing Activities	$384,134	$279,250
Increase (Decrease) in Cash During the Period	$(16,444)	$(149,000)

As of March 31, 2010, we had cash of $1,444, total assets of $440,748 and a working capital deficit of $269,215 compared to $17,888 in cash, $355,400 in assets and working capital deficit of $144,398 as of March 31, 2009.  As of March 31, 2010 we have an accumulated deficit of $2,273,581.

During the year ended March 31, 2010, we raised $384,134 through financing activities which included $320,928 from the sale of our common shares, $58,306 from loans and $5,300 from share subscriptions received.  Comparatively, during the year ended March 31, 2009 we raised $279,250, all of which came from the sale of our common shares.

The decrease in cash provided by financing activities was due to a decrease in the issuance of our common shares.  From our inception on April 17, 2006 to March 31, 2010, we have raised a net amount of $1,541,957 in cash through financing activities.

We received net cash of $23,328 from investing activities during the year ended March 31, 2010 due to the merger we completed on May 28, 2009 compared to $200,426 cash used during the same period in 2009 when we spent a significant amount of funds on website development costs.  From our inception on April 17, 2006 to March 31, 2010, we have spent a total of $440,087 on investing activities with $444,798 being spent on website development costs, $29,654 being spent on purchases of equipment and $34,365 received upon the closing of the merger.

During the year ended March 31, 2010 we used net cash of $423,906 in operating activities compared to $227,824 during the same period in 2009.  From our inception on April 17, 2006 to March 31, 2009 we used net cash of $1,100,426 in our operating activities.  During the year ended March 31, 2010, our monthly cash requirement was approximately $35,359 compared to $29,531 during the same period in 2009.  As of March 31, 2010 we did not have sufficient cash in our bank accounts to cover our expenses for one month of operations at those rates.  We anticipate meeting our cash requirements through a combination of equity and debt financing.

We estimate that our expenses over the next 12 months (beginning July 2010) will be approximately $2,000,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Target completion date or period	Estimated expenses (CAD $)
Legal and accounting fees	12 months	100,000
Further development of Gamboozle.com	12 months	40,000
Maintenance and refinement of InteliGaming Platform	12 months	350,000
Marketing and advertising	12 months	600,000
Investor relations and capital raising	12 months	300,000
Management and operating costs	12 months	250,000
Consulting fees	12 months	100,000
Hardware purchases	12 months	100,000
General and administrative	12 months	100,000
Total		2,000,000

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $2,000,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses.  These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have generated only nominal revenues and are dependent upon obtaining outside financing to carry out our operations and pursue our business development activities. If we are unable to generate future cash flows, raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail. You may lose your entire investment.

If our operations and cash flow improve, our management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value on share-based payments, and valuation allowances on deferred income tax losses. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Website Development Costs

Website development costs consist of costs incurred to develop internet web sites to promote, advertise, and earn revenue with respect to the Company’s business operations.  Costs are capitalized in accordance with ASC 350-50, Intangible Assets – Goodwill and Other - Web Site Development Costs, and are amortized at a rate of 30% per annum commencing when the internet web site has been completed.

Stock-Based Compensation

We record stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation and ASC 505-50, Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Basic and Diluted Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings Per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Financial Statements
 (Expressed in Canadian dollars)
March 31, 2010

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Intelimax Media Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Intelimax Media Inc. (A Development Stage Company) as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and accumulated from April 17, 2006 (Date of Inception) to March 31, 2010.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and accumulated from April 17, 2006 (Date of Inception) to March 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP
Vancouver, Canada

June 28, 2010

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in Canadian dollars)

	March 31, 2010 $	March 31, 2009 $

Assets

Current Assets

Cash	1,444	17,888
Other receivable	10,956	2,695
Prepaid expenses (Note 10)	191,730	10,055

Total Current Assets	204,130	30,638

Equipment (Note 4)	11,840	15,392
Website development costs (Note 4)	224,778	309,370

Total Assets	440,748	355,400

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable (Note 9)	372,838	125,161
Accrued liabilities (Note 9)	30,201	37,875
Notes payable (Note 5)	57,906	–
Due to related parties (Note 9)	12,400	12,000

Total Current Liabilities	473,345	175,036

Stockholders’ Equity (Deficit)

Preferred Stock Authorized: 20,000,000 shares, par value US$0.00001 nil shares issued and outstanding	–	–

Common Stock Authorized: 150,000,000 shares, par value US$0.00001 26,117,567 and 15,597,157 shares issued and outstanding, respectively	287	1,092,823

Additional paid in capital	2,235,397	–

Common stock subscribed	5,300	83,000

Accumulated deficit during the development stage	(2,273,581)	(995,459)

Total Stockholders’ Equity (Deficit)	(32,597)	180,364

Total Liabilities and Stockholders’ Equity (Deficit)	440,748	355,400

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 10)
Subsequent Event (Note 12)

(The accompanying notes are an integral part of these consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in Canadian dollars)

	For the Year Ended March 31, 2010 $	For the Year Ended March 31, 2009 $	Accumulated from April 17, 2006 (Date of Inception) to March 31, 2010 $

Revenue	5,680	4,096	10,972

Expenses

Amortization	99,181	95,372	237,834
Advertising and promotion	23,190	16,514	128,343
Consulting fees	457,745	40,536	631,081
Foreign exchange (gain) loss	741	(552)	(224)
General and administrative	134,413	61,040	305,811
Investor relations	131,621	–	131,621
Management fees (Note 9)	169,911	78,000	367,911
Professional fees (Note 9)	81,695	46,614	186,758
Wages and benefits	223,396	111,818	335,214

Total Expenses	1,321,893	449,342	2,324,349

Operating Loss	(1,316,213)	(445,246)	(2,313,377)

Other Income

Gain on forgiveness of debt	12,091	–	12,091
Interest income	–	525	1,705

	12,091	525	13,796

Net Loss Before Income Taxes	(1,304,122)	(444,721)	(2,299,581)

Income tax credits	78,330	–	78,330

Net Loss	(1,225,792)	(444,721)	(2,221,251)

Net loss per share, basic and diluted	(0.03)	(0.03)

Weighted average shares outstanding	49,006,000	15,042,280

(The accompanying notes are an integral part of these consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in Canadian dollars)

					Deficit
					Accumulated
			Additional	Common	During the
	Common Stock		Paid-In	Stock	Development
	Shares #	Amount $	Capital $	Subscribed $	Stage $	Total $

Balance – April 17, 2006 (Date of Inception)	–	–	–	–	–	–

Issuance of common stock for cash at $0.001 per share	7,400,002	7,400	–	–	–	7,400

Share subscriptions received	–	–	–	166,033	–	166,033

Net loss for the period	–	–	–	–	(196,834)	(196,834)

Balance – March 31, 2007	7,400,002	7,400	–	166,033	(196,834)	(23,401)

Issuance of common stock for cash at $0.001 per share	1,250,000	1,250	–	–	–	1,250

Issuance of common stock for cash at $0.15 per share	6,042,155	906,223	–	(166,033)	–	740,190

Issuance of common stock for services rendered	120,000	18,000	–	–	–	18,000

Share issuance costs		(36,300)	–	–	–	(36,300)

Net loss for the year	–	–	–	–	(353,904)	(353,904)

Balance – March 31, 2008	14,812,157	896,573	–	–	(550,738)	345,835

Issuance of common stock for cash at $0.25 per share	785,000	196,250	–	–	–	196,250

Share subscriptions received			–	83,000	–	83,000

Net loss for the year	–	–	–	–	(444,721)	(444,721)

Balance – March 31, 2009	15,597,157	1,092,823	–	83,000	(995,459)	180,364

Issuance of common stock for cash at $0.25 per share	412,000	103,000	–	(83,000)	–	20,000

May 28, 2009, Reverse Merger and Amalgamation Transaction (Note 3)
Shares acquired by legal parent	(16,009,157)	(1,195,823)	–	–	–	(1,195,823)
Issuance of shares to Intelimax and Cicero	23,349,567	259	1,228,894	–	(33,330)	1,195,823
Net liabilities assumed on reverse merger	–	–	–	–	(19,000)	(19,000)

Issuance of common stock for cash at $0.11 per share	575,000	6	62,124	–	–	62,130

Issuance of common stock for cash at $0.42 per share	610,000	6	256,292	–	–	256,298

Issuance of common stock for cash at $0.10 per share	68,000	1	6,999	–	–	7,000

Share issuance costs	–	–	(24,500)	–	–	(24,500)

Issuance of common stock for services	1,515,000	15	539,865	–	–	539,880

Share subscriptions received	–	–	–	5,300	–	5,300

Stock-based compensation	–	–	165,723	–	–	165,723

Net loss for the year	–	–	–	–	(1,225,792)	(1,225,792)

Balance – March 31, 2010	26,117,567	287	2,235,397	5,300	(2,273,581)	(32,597)

(The accompanying notes are an integral part of these consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)

	For the Year Ended March 31, 2010 $	For the Year Ended March 31, 2009 $	Accumulated from April 17, 2006 (Date of Inception) to March 31, 2010 $

Operating activities

Net loss for the period	(1,225,792)	(444,721)	(2,221,251)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	99,181	95,372	237,834
Gain on forgiveness of debt	(12,091)	–	(12,091)
Issuance of shares for services	354,278	–	354,278
Stock-based compensation	165,723	–	183,723

Changes in operating assets and liabilities:
Other receivable	(8,248)	13,720	(10,943)
Prepaid expense	3,927	3,799	(6,128)
Accounts payable and accrued liabilities	198,716	92,006	361,752
Due to related parties	400	12,000	12,400

Net Cash Used In Operating Activities	(423,906)	(227,824)	(1,100,426)

Investing Activities

Cash acquired on acquisition	34,365	–	34,365
Purchase of equipment	(1,499)	(3,258)	(29,654)
Purchase of website development costs	(9,538)	(197,168)	(444,798)

Net Cash Provided By (Used In) Investing Activities	23,328	(200,426)	(440,087)

Financing activities

Proceeds from loans payable	62,906	–	62,906
Proceeds from issuance of common shares	345,428	279,250	1,510,751
Repayment of loans payable	(5,000)	–	(5,000)
Share issuance costs	(24,500)	–	(32,000)
Shares subscriptions received	5,300	–	5,300

Net Cash Provided by Financing Activities	384,134	279,250	1,541,957

Increase (Decrease) in Cash	(16,444)	(149,000)	1,444

Cash – Beginning of Period	17,888	166,888	–

Cash – End of Period	1,444	17,888	1,444

Non-cash investing and financing activities:
Shares issued for share issuance costs	–	–	28,800

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended March 31, 2010
(Expressed in Canadian dollars)

1. Nature of Operations and Continuance of Business

The Company was formed as a result of the merger of Cicero Resources Corp. (“Cicero”) and Intelimax Media Inc. (“Intelimax”) effective May 28, 2009. Cicero was incorporated on October 19, 2007 under the laws of the State of Nevada and Intelimax was incorporated on April 17, 2006 under the laws of the Province of British Columbia. Intelimax was a private operating company, and Cicero was an inactive shell public company.  The merger was accounted for as a “reverse merger” using the purchase method of accounting, with the former shareholders of Intelimax controlling 69% of the issued and outstanding common shares of the Company after the closing of the amalgamation transaction. Accordingly, Intelimax is deemed to be the acquirer for accounting purposes, and a continuation of Intelimax.  Refer to Note 3.

The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities and is an internet media and advertising company that specializes in the development and management of industry-specific websites and portals focusing on new media, online games, search, publishing, and media sales.

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2010, the Company has an accumulated deficit of $2,273,581 and a working capital deficit of $269,215. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b)  Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value of share-based payments, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended March 31, 2010
(Expressed in Canadian dollars)

2. Significant Accounting Policies (continued)

(c)  Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d)  Website Development Costs

Website development costs consist of costs incurred to develop internet web sites to promote, advertise, and earn revenue with respect to the Company’s business operations.  Costs are capitalized in accordance with ASC 350-50, Intangible Assets – Goodwill and Other - Web Site Development Costs, and are amortized at a rate of 30% per annum commencing when the internet web site has been completed.

(e)  Equipment

Office Furniture and Equipment	20%
Computer Hardware	30%
Computer Software	100%

(f)  Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(g)  Revenue Recognition

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

(h)  Income Taxes

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

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended March 31, 2010
(Expressed in Canadian dollars)

2. Significant Accounting Policies (continued)

(i)  Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at March 31, 2010 and 2009, the Company had no items that affected comprehensive loss.

(j)  Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation and ASC 505-50, Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

(k)  Foreign Currency Translation

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

(l)  Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

(m)  Financial Instruments and Fair Value Measures

The Company’s financial instruments consists of cash, other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.
The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended March 31, 2010
(Expressed in Canadian dollars)

2. Significant Accounting Policies (continued)

(n)  Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

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

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended March 31, 2010
(Expressed in Canadian dollars)

2. Significant Accounting Policies (continued)

(n)  Recent Accounting Pronouncements (continued)

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date and through the date that the financial statements are issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Reverse Merger and Amalgamation

The Company was formed as a result of the merger of Cicero Resources Corp. (“Cicero”) and Intelimax Media Inc. (“Intelimax”) effective May 28, 2009. Cicero was incorporated on October 19, 2007 under the laws of the State of Nevada and Intelimax was incorporated on April 17, 2006 under the laws of the Province of British Columbia. Under the terms of the amalgamation, the Company will have 150,000,000 authorized common shares with a par value of US$0.00001 per share, and 20,000,000 authorized preferred shares with a par value of US$0.00001 per share.

Pursuant to the amalgamation, each issued and outstanding share of common stock of Cicero (7,340,410 shares) was exchanged for one common share of the Company and each issued and outstanding common share of Intelimax (16,009,157 shares) was exchanged for one common share of the Company.  Intelimax was a private operating company, and Cicero was an inactive shell public company.  The merger was accounted for as a “reverse merger” using the purchase method of accounting, with the former shareholders of Intelimax controlling 69% of the issued and outstanding common shares of the Company after the closing of the amalgamation. Accordingly, Intelimax was deemed to be the acquirer for accounting purposes. These consolidated financial statements include the accounts of the Company since May 28, 2009 and the historical accounts of Intelimax since its inception on April 17, 2006.

The common shares issued to the Cicero shareholders were determined to have a fair value of $33,330. The purchase price was allocated to the following assets and liabilities:

Fair value of Cicero net assets	$

Cash and cash equivalents	34,365
Other receivables	13
Accounts payable	(53,378)

Net liabilities on acquisition	(19,000)
Purchase price (7,340,410 common shares)	(33,330)

Excess of the purchase consideration over fair value	(52,330)

The excess of the purchase consideration over the fair value of Cicero’s assets and liabilities as at May 28, 2009, has been allocated to accumulated deficit.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended March 31, 2010
(Expressed in Canadian dollars)

4. Equipment and Website Development Costs

			March 31, 2010	March 31, 2009
		Accumulated	Net Carrying	Net Carrying
	Cost $	Amortization $	Value $	Value $

Computer Hardware	13,546	8,075	5,471	7,818
Computer Software	3,915	3,165	750	551
Office Furniture	12,193	6,574	5,619	7,023

	29,654	17,814	11,840	15,392
Website Development Costs	444,798	220,020	224,778	309,370
	474,452	237,834	236,618	324,762

5. Notes Payable

a)	As at March 31, 2010, the Company had a short term note payable of $2,906 owing to a shareholder of the Company. The note is unsecured, due interest at 3.5% per annum, and due on demand.

b)	On October 1, 2009, the Company received an advance of $10,000.The loan bears interest at 4% per annum and is due on demand. As at March 31, 2010, $5,000 of the loan has been repaid.

c)	As at March 31, 2010, the Company had a short term note payable of $50,000 owing to a shareholder of the Company. The note is unsecured, non-interest bearing, and due on demand.

6. Common Stock

a)	On March 31, 2010, the Company issued 20,000 common shares with a fair value of $7,952 to a director as compensation for services pursuant to an agreement described in Note 10(g).

b)	On March 23, 2010, the Company issued 30,000 common shares with a fair value of $12,701 to a consultant as compensation for services.

c)
On February 11, 2010, the Company issued 75,000 common shares with a fair value of $31,536 to a consultant as compensation for services. In addition, the Company also issued 500,000 stock options with a fair value of $128,697 pursuant to the consulting agreement.  Refer to Note 10(j).

d)
On February 1, 2010, the Company issued 300,000 units with a fair value of $130,675 to a consultant pursuant to the consulting agreement described in Note 10(f). Each unit consisted of one common share and one share purchase warrant to acquire an additional common share at an exercise price of US$0.55 per share for 2 years.

e)	On January 22, 2010, the Company issued 20,000 common shares with a fair value of $8,411 to a director as compensation for services pursuant to an agreement described in Note 10(g).

f)	On January 19, 2010, the Company issued 200,000 common shares with a fair value of $103,070 to a consultant as compensation for services pursuant to the consulting agreement described in Note 10(h).

g)	On January 11, 2010, the Company issued 50,000 common shares with a fair value of $25,837 to a consultant as compensation for services performed for the company.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended March 31, 2010
(Expressed in Canadian dollars)

6. Common Stock (continued)

h)	On December 31, 2009, the Company issued 320,000 common shares with a fair value of $164,797 to consultants as compensation for services.

i)
On December 10, 2009, the Company issued 610,000 units for proceeds of $256,298. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.60 per share.  These warrants expire on December 10, 2011. The Company paid a finder’s fee of $24,500 as part of the private placement.

j)	On November 20, 2009, the Company issued 68,000 common shares for proceeds of $7,000.

k)	On September 9, 2009, the Company issued 500,000 common shares with a fair value of $54,900 pursuant to the consulting agreements described in Notes 10(b) and (c).

l)	On August 16, 2009, the Company issued 400,000 common shares for proceeds of $42,880.

m)	On August 4, 2009, the Company issued 175,000 common shares for proceeds of $19,250.

n)
On May 28, 2009, as part of the merger between Cicero and Intelimax, the Company issued 7,340,410 common shares to shareholders of Cicero and cancelled all issued and outstanding common shares of Cicero.

o)
During the year ended March 31, 2010, the Company issued 412,000 units for proceeds of $103,000, of which $83,000 were from common share subscriptions received prior to March 31, 2009. Each unit consisted of one common shares and one share purchase warrant.  Each share purchase warrant entitles the investor to acquire an additional common share at an exercise price of $0.50 per share and expire on May 28, 2010.

p)
In December 2008, the Company issued 785,000 units at $0.25 per unit for proceeds of $196,250.  Each unit was comprised of one common share and one share purchase warrant to purchase one additional common share at $0.50 per common share for a period of one year from the date of issuance of the private placement.

7. Stock Options

The Company adopted a Stock Compensation Plan (“Stock Plan”) and Stock Option Plan (“Option Plan”) dated December 11, 2009 under which the Company is authorized to grant up to a total of 1,000,000 shares of common stock and stock options to acquire up to a total of 1,000,000 shares of common stock. The Company will not issue any stock compensation under the Stock Plan or Option Plan for any services related to investor relations or capital raising activities.  At March 31, 2010, the Company had 590,000 shares of common stock available to be issued under the Stock Plan and options to acquire 1,000,000 shares of common stock to be issued under the Option Plan.

On February 11, 2010, the Company issued stock options to acquire 500,000 shares of common stock at an exercise price of $0.15 for two years. The Company recorded the fair value of the options of $165,723 as consulting expense.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended March 31, 2010
(Expressed in Canadian dollars)

7. Stock Options (continued)

A summary of the changes in the Company’s stock options is presented below:

	Number of Options	Weighted Average Exercise Price $	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $

Outstanding, March 31, 2008 and, 2009	–	–

Granted	500,000	0.15

Outstanding and Exercisable, May 31, 2010	500,000	0.15	1.92	120,000

The weighted average fair value of options granted during the year ended March 31, 2010 was $0.42 per option (2009 – $Nil).  The fair value of the options granted was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

2010

Expected dividend yield	0%
Risk-free interest rate	0.91%
Expected volatility	125%
Expected option life (in years)	2%

At March 31, 2010 and 2009, the Company had no unvested options and no unrecognized compensation costs.

8. Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, March 31, 2008 and 2009	785,000	0.50

Issued	1,322,000	0.56

Balance, March 31, 2010	2,107,000	0.53

As at March 31, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
785,000	$0.50	May 28, 2010
412,000	$0.50	May 28, 2010
610,000	US$0.60	December 11, 2011
300,000	US$0.55	February 1, 2012

2,107,000

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended March 31, 2010
(Expressed in Canadian dollars)

9. Related Party Transactions

a)	During the year ended March 31, 2010, the Company incurred $169,911 (2009 - $32,500) of management fees to directors of the Company.

b)	During the year ended March 31, 2010, the Company incurred $10,250 (2009 - $nil) of professional fees to directors of the Company.

c)
As at March 31, 2010, accounts payable and accrued liabilities include $209,215 (2009 - $118,084) owing to management, officers, and directors of the Company.  The amounts are unsecured, non-interest bearing, and due on demand.

d)
As at March 31, 2010, the Company owed $12,000 (2009 - $12,000) and $400 (2009 - $nil) to two directors of the Company for general expenditures.  The amount owing is unsecured, non-interest bearing, and due on demand.

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

As at March 31, 2010, the Company have not earned revenues that are subject to the revenue-sharing payments and have not acquired the licences.

b)
On December 24, 2009, the Company entered into an internet service agreement.  Pursuant to the agreement, the consultant will provide hosting services to the Company for a term of one year for consideration of a monthly fee of $1,270.

c)
On December 16, 2009, the Company entered into a marketing agreement. Pursuant to the agreement, the consultant will provide marketing and promotional activities on the Company’s products for a term of one year for consideration of an initial setup fee of $2,500 plus a monthly fee contingent on the results of the marketing and promotional services provided.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended March 31, 2010
(Expressed in Canadian dollars)

10. Commitments (continued)

d)
On February 1, 2010, the Company entered into an agreement for consulting services for US$5,000 per week, of which 50% will be paid in cash and 50% will be settled in units where each unit is comprised of one common share and one share purchase warrant. On February 1, 2010, pursuant to the agreement, the Company issued 300,000 units representing the equity portion of one year of consulting services with a fair value of $130,675 (US$130,000). Each unit consisted of one common share and one share purchase warrant. Each warrant is exercisable to acquire an additional common share at $0.60 per share for a period of two years.  At March 31, 2010, $109,552 of consulting services was included in prepaid expenses.  Refer to Note 6(d).

e)
On January 21, 2010, the Company entered into a director agreement with an individual for a term of 12 months. As compensation for director services under the agreement, the Company agreed to issue 20,000 shares of common stock and to pay $2,500 for every fiscal quarter during which the individual sits on the board of director. This compensation is to be paid within 15 days of the end of each quarter.  During the three months ended March 31, 2010, the Company issued 40,000 common shares with a fair value of $16,363.  At March 31, 2010, $7,952 of consulting services is included in prepaid expenses.  Refer to Note 6 (a) and (e).

f)
On January 19, 2010, the Company entered into a consulting agreement for investor relations services for a period of five months from the date of agreement for 200,000 common shares of the Company. On January 19, 2010, the Company issued 200,000 shares with a fair value of $103,070 and recorded $49,146 of consulting services and $53,924 of prepaid expenses.  Refer to Note 6(f).

g)
On January 11, 2010, the Company entered into an agreement for consulting services.  Pursuant to the agreement, the Company issued 50,000 common shares with a fair value of $25,837. On March 10, 2010, the Company entered into an additional consulting agreement with the consultant to provide consulting services until January 31, 2011 for consideration of $3,000 per month.  The consultant will also receive up to $5,000 in additional bonus payments upon achieving certain milestones as well as 5% of any investment secured by the consultant up to $500,000 and 2.5% of any additional investment received over $500,000.

h)
On February 11, 2010, the Company entered into a consulting agreement for consulting services for a period of one year from the date of agreement for 75,000 common shares of the Company and stock options to acquire 500,000 shares of the Company's common stock at $0.15 for two years. On February 11, 2010, the Company issued 75,000 shares with a fair value of $31,536 and 500,000 stock options with a fair value of $165,723.  At March 31, 2010, $14,173 of consulting services is included in prepaid expenses.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Financial Statements
Year ended March 31, 2010
(Expressed in Canadian dollars)

11. Income Taxes

The Company has net operating losses carried forward of $2,006,195 available to offset taxable income in future years which expires in beginning in fiscal 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance.

The Company is subject to Canadian federal and provincial income taxes at an approximate rate of 29.6%. The reconciliation of the provision for income taxes at the Canadian combined statutory rate compared to the Company’s income tax expense as reported is as follows:

	2010 $	2009 $

Income tax recovery at statutory rate	(362,834)	(137,864)

Permanent differences and other	59,901	29,565
Change in tax rates	58,464	5,075
Change in valuation allowance	244,469	103,224

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities as at March 31, 2010 and 2009 are as follows:

	2010 $	2009 $

Net operating losses carried forward	501,549	260,165
Share issuance costs	8,530	5,445
Valuation allowance	(510,079)	(265,610)

Net deferred tax asset	–	–

The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating:

Period Incurred	Net Operating Loss $	Expiry Date

2007	194,131	2027
2008	313,327	2028
2009	349,349	2029
2010	1,149,388	2030

	2,006,195

12. Subsequent Event

On April 1, 2010, the Company issued 30,000 shares of the Company’s common stock for $7,500 in consulting services.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a) Previous independent registered public accounting firm

(i)	On May 28, 2009, we formally informed Kempisty & Company, Certified Public Accountants, P.C. (“Kempisty”) of their dismissal as our independent registered public accounting firm.

(ii)
The report of Kempisty on our financial statements as of and for the year ended December 31, 2008 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except to indicate that there was substantial doubt about our ability to continue as a going concern.

(iii)	Our Board of Directors participated in and approved the decision to change independent registered public accounting firms.

(iv)
During our two most recent fiscal years and through May 28, 2009 there have been no disagreements with Kempisty on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Kempisty would have caused it to make reference thereto in connection with its report on the financial statements for such years.

(b) New independent registered public accounting firm

On May 28, 2009 our Board of Directors resolved to retain Saturna Group Chartered Accountants LLP as our principal independent registered public accounting firm. Saturna Group Chartered Accountants LLP was the independent accounting firm which audited the financial statements of our merger partner, Intelimax.  Apart from the audit of Intelimax, during our two most recent fiscal years and through May 28, 2009, we had not consulted with Saturna Group Chartered Accountants LLP regarding any of the following:

(i)	the application of accounting principles to a specific transaction, either completed or proposed;

(ii)
the type of audit opinion that might be rendered on our consolidated financial statements, and none of the following was provided to us: (a) a written report, or (b) oral advice that Saturna Group Chartered Accountants LLP concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issues; or

(iii)	any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.
We did not maintain appropriate financial reporting controls – As of March 31, 2010, the Company has not maintained sufficient internal controls over financial reporting for the financial reporting process.  As at March 31, 2010, the Company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues such as calculation and recording of stock-based compensation.

2.
We do not have a financial expert on our Board of Directors – The majority of our Board of Directors also acts on the Audit Committee in providing necessary oversight over our financial reporting process and management.  Currently, our Board of Directors does not have a financial expert which increases the likelihood of financial reporting errors and deficiencies in implementing relevant financial reporting standards.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of March 31, 2010 pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls.

During the period ended March 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Charles Green	President, Chief Executive Officer and Director	37	May 28, 2009
Galit Alon	Secretary , Chief Financial Officer, Principal Accounting Officer	28	March 25, 2010
Michael Young	Director	47	April 28, 2009
Richard Skujins	Director	39	May 28, 2009
Carl Schmidt	Director	40	January 21, 2010
Raymond Slee	Chief Technical Officer	43	May 28, 2009

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Charles Green, Chief Executive Officer and Director

Mr. Green was appointed as our Chief Executive Officer and Director on May 28, 2009 in connection with the closing of our merger with Intelimax and as President on March 25, 2010.  He was the Vice President in charge of development since January 2007.  Since 1997, Charles Green has worked with some of the leading companies in the Internet gaming industry as a developer and manager of large-scale software systems. His career highlights include:

●
August  2000 to October 2006: iGaming Software where as Director of Product Development he was responsible for overseeing the design and development of the award winning iGaming Software platform which included a full featured, 47 game casino, poker and sports betting system, an ecommerce system and all necessary management and reporting tools.

●
July 1997 to March 2000: Product manager for World Gaming. He was responsible for the design and development of the Sportsbook product that is still being used by Sportsbook.com, one of the largest I-gaming companies in the industry.

Mr. Green has also been self employed as an independent consultant in the areas of product development and management between March and August 2000 as well as October 2006 to January 2007.

Galit Alon, Secretary and Chief Financial Officer

Galit was appointed Secretary, Principal Accounting Officer and Chief Financial Officer on March 25, 2010.  Galit joined Intelimax on June 1, 2009 and under the direction of the former CFO has been responsible for disseminating company financial data, budgeting and general bookkeeping.   From 2004 to 2008 Galit owned and operated Tuvtam Industries Inc., a wholesale and retail food enterprise that was sold in 2008.  Galit was responsible for all facets of the daily operations including, accounting, sales, hiring, training, marketing and development.  Galit graduated from the University of Victoria in 2004 with a Bachelor of Arts degree in science and marketing.  She is currently working towards completion of her MBA at Simon Fraser University.  Galit speaks fluent English, Spanish and Hebrew and has a basic understanding of French.

Michael Young, Director

Michael Young has been our director since April 28, 2009.  Mr. Young was also appointed as our President and Secretary on May 28, 2009 in connection with the closing of our merger with Intelimax and resigned as an officer on March 25, 2010.

Mr. Young was the President and founder of Intelimax since April 2006.   He is also currently CEO and Director of Carbon Friendly Solutions Inc. an environmental company listed on the TSX Venture Exchange focusing on wood waste utilization and the development of bio energy products that offset the use of fossil fuels to reduce carbon emissions.

From June 2005 to July 2006, he was Director and Corporate Secretary for Stream Communications Network & Media Inc., and responsible for Corporate Development and Public Relations of Stream since October 2000. During his time with Stream the company grew from start up to 65,000 subscribers and raised over US $15 million of private debt and equity to accomplish its growth objectives.

From 1994 to present Mr. Young has been helping individuals and small businesses achieve both short and long term financial security goals acting as a self-employed independent consultant. Mr. Young is a graduate of the Certified Financial Planning Education Program from the Financial Advisors Association of Canada and the British Columbia Institute of Technology, where he studied Business Administration.

Richard Skujins, Director

Mr. Skujins was appointed as our Director on May 28, 2009 in connection with the closing of our merger with Intelimax.

Mr. Skujins has over 16 years of business experience as owner, operator and investor with various private companies in the construction, roofing, IT and restaurant sectors.  From 1992 to the present Mr. Skujins has been the principal owner and operator of Cambie Roofing and Drainage.  Cambie Roofing has been a successful family operated commercial and residential roofing and drainage company for over 50 years in British Columbia.

Carl Schmidt, Director

From 1996 to 2008 Mr. Schmidt served as CTO and Chief Software Architect for Riptown Media, a supplier of software for Bodog and played a key role in developing Bodog's platform. This project allowed him to use his experience with accounting systems while handling the challenges of building sites that can handle tens of thousands of concurrent users doing about five million page views a day.

Since 2009 has served as CTO of Unbounce Marketing Solutions Inc., a self-serve hosted service that provides marketers easiest way to create, publish & test promotion specific landing pages without the need for IT or developers. His industry specific experience in building this type of platform has given him knowledge and experience in handling massive amounts of traffic. In addition, Mr. Schmidt has become familiar with the technical requirements needed in the development of a comprehensive gaming system. This experience has given him extensive insight into the needed marketing tools, accounting tools, customer service tools and other requirements.

Raymond Slee, Chief Technical Officer

Mr. Slee was appointed as our Chief Technical Officer on May 28, 2009 in connection with the closing of our merger with Intelimax.

Mr. Slee has more than 12 years experience in technological development, including 7 years of Distributed Systems Architecture and Design. Before joining Intelimax, Mr. Slee served as Chief Technical Officer for SwampFox Software Ltd. for 5 years (2002-2007). He was responsible for overseeing the design and implementation of an advanced graphical web site monitoring system called LiveSiteMonitor as well as LiveServiceDesk, a web communications product.  Prior to SwampFox Software Mr Slee worked within the London Financial Industry (1995-2002) as a Senior Systems Architect and Project Manager.  Mr. Slee graduated from the University of Maryland with a bachelor of Computer Science and Electrical Engineering degree in 1996.  Since 2007 Mr. Slee has been working with Intelimax and is our Chief Technical Officer in charge of software development.

Conflicts of Interest

Michael Young, our Director, also serves as the Chief Executive Officer and director of Carbon Friendly Solutions, Inc. (“Carbon Friendly”). While we do not expect this entity to compete with us as it is not engaged in the online gaming or software businesses, Mr. Young has a fiduciary duty to Carbon Friendly Solutions, Inc and may not present business opportunities to us unless this entity has first declined to accept them.  Though the ClimateSeek.com business model and the Carbon Friendly business model are both based on revenue production from environmentally conscious activities, we do not anticipate any material business opportunities will cause a conflict of interest for Mr. Young as a result of his obligations to both entities due to Carbon Friendly’s distinct business focus.  Carbon Friendly focuses on developing projects in the reforestation, biomass and renewable energy sectors.  ClimateSeek.com focuses on climate awareness internet search functionality, advertising, publishing, product sales and social networks.  It is possible that the activities of Carbon Friendly will be complimentary to Climateseek.com as carbon credits developed from Carbon Friendly’s projects may be sold on Climateseek.com in the future; however, it is unlikely that a conflict of interest will develop.

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Significant Employees

Other than as described above, we have not identified any other individuals who we expect will make a significant contribution to our business.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees.  When we do adopt a code of ethics, we will disclose it in a current report on Form 8-K.

Audit Committee and Audit Committee Financial Expert

Our audit committee consists of Michael Young, Richard Skujins and Carl Schmidt.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our audit committee is governed by an Audit Committee Charter adopted by our board of directors.

We believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or committees performing similar functions nor do we have a written nominating, compensation. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.  Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2010 and 2009; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary (CAD$)	Total (CAD$)
Chaz Green (1)	2010 2009	81,000 40,536	81,000 40,536
Michael Young (2)	2010 2009	78,000 78,000	78,000 78,000
Ping Shen (3)	2010 2009	10,500 3,000	10,500 3,000

Other than as set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

(1)	Chaz Green has been our Chief Executive Officer and Director since May 28, 2009. Mr. Green was also appointed as President on March 25, 2010.
(2)
Michael Young has been our director since May 28, 2009.  Mr. Young also acted as our President and Secretary from May 28, 2009 to  and as out Chief Financial Officer and Treasurer from October 22, 2009 to March 25, 2010

(3)	Ping Shen was our Chief Financial Officer, Treasurer and Director from May 28, 2009 to October 22, 2009.

Stock Option Grants to our Named Executive Officers

Our company did not grant any stock options to any named executive officers during the year ended March 31, 2010.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards granted to any named executive officer as of March 31, 2010.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options outstanding, and hence no options exercised, by any named executive officers during the year ended March 31, 2010.

Compensation of Directors

We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or any compensation committee that may be established.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 9, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Charles Green 137 Oak Street, Anmore, BC, V3H 4W9	2,900,000 common shares	11%
Galit Alon 207 - 1811 W. 16TH Ave Vancouver, BC, V6J 2M3	0	0%
Michael Young 4431 Cambridge Street, Burnaby, BC, V5C 1H6	2,792,502 common shares	10.7%
Richard Skujins 7375 Angus Drive, Vancouver, BC, V6P 5J8	870,667 common shares (3)	3.3%
Carl Schmidt 1064 Ravenswood Drive, Anmore, BC, V5H 5M6	20,000 common shares	(2)
Raymond Slee 640 Union Street, Vancouver, BC, V6A 2B9	100,000 common shares	(2)
Directors and Officers as a Group(1)	6,683,169 common shares	25.6%
Glen Little 15446 - 111 Avenue Surrey, BC, V3R 0W6	1,473,333 common shares (4)	5.6%
John Buttedhal 2016 Graveley Street Vancouver, BC, V5L 3B7	2,200,000 common shares	8.4%
Don Scholar. (5) 1 Chancery Court, Providenciales Turks & Caicos Islands	2,090,000 common shares	8%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 9, 2010.  As of July 9, 2010, there were 26,147,567 shares of our company’s common stock issued and outstanding.

(2)	Less than 1%.

(3)
Includes 450,000 shares of our common stock in his personal name, 368,667 shares of our common stock, and warrants to acquire an additional 52,000 shares of our common stock, held by Our World Holdings Ltd., a company controlled by Mr. Skujins.

(4)	Includes 1,413,333 common shares and warrants to purchase an additional 60,000 shares at $0.50 per share held in his personal name.

(5)	Don Scholar is the beneficial owner and has voting and investment control over 1,990,000 shares of our common stock held by Grand Palm Ltd. and 100,000 shares of our common stock held by Everest Ltd.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended March 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with four (4) directors, consisting of Charles Green, Michael Young, Richard Skujins and Carl Schmidt.

Our audit committee consists of Michael Young, Richard Skujins and Carl Schmidt.

We do not have a standing compensation or nominating committee, but our entire board of directors acts in such capacities.

Related Party Transactions

During the year ended March 31, 2010, we incurred $169,911 (2009 - $32,500) of management fees to our directors.

During the year ended March 31, 2010, we incurred $10,250 (2009 - $nil) of professional fees to our directors.

As at March 31, 2010, accounts payable and accrued liabilities include $209,215 (2009 - $118,084) owing to our management, officers, and directors.  The amounts are unsecured, non-interest bearing, and due on demand.

As at March 31, 2010, we owed $12,000 (2009 - $12,000) and $400 (2009 - $nil) to two of our directors for general expenditures.  The amount owing is unsecured, non-interest bearing, and due on demand.

On April 21, 2009 Cicero Resources Corp. and Intelimax Media Inc. entered into a merger agreement.  Pursuant to the terms of this agreement, upon the closing of the merger each shareholder of Intelimax Media Inc. was to receive a share of the new merged entity on a 1 for 1 basis.  On May 28, 2009, the following directors and officers were issued stock pursuant to the terms of the merger agreement between us and Intelimax:

●	Michael Young was issued 2,350,002 shares of our common stock;
●	Charles Green was issued 2,200,000 shares of our common stock; and
●	Richard Skujins was issued 450,000 shares of our common stock.

Item 14.  Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2010 and for fiscal year ended March 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31,
	2010	2009
Audit Fees	$20,100	$16,500
Audit Related Fees	$600	$450
Total	$21,700	$16,950

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(b)  Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(c)  Exhibits

Exhibit Number	Exhibit Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of Cicero Resources Corp. filed on October 19, 2007 (1)
3.2	Continuation Application and Notice of Articles for Cicero Resources Corp. dated May 20, 2009 (2)
3.3	Amalgamation Application dated May 28, 2009 (3)
3.1	Notice of Articles (3)
3.2	Articles (3)
(10)	Material Contracts
10.1	Licensing and Asset Purchase Agreement with Fireswirl Technologies Inc. (5)
10.2	Merger Agreement between Cicero Resources Corp. and Intelimax Media Inc. entered into on April 21, 2009. (4)
14	Code of Ethics*
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer.
99	Audit Committee Charter*

(1) Filed as an Exhibit to our Registration Statement on Form S-1 filed on May 12, 2008.
(2) Filed as an Exhibit to our Current Report on Form 8-K filed on May 26, 2009.
(3) Filed as an Exhibit to our Current Report on Form 8-K filed on June 1, 2009.
(4) Filed as an Exhibit to our Current Report on Form 8-K filed on April 27, 2009.
(5) Filed as an Exhibit to our Registration Statement on Form S-1 filed on June 12, 2009

*  Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELIMAX MEDIA INC.

Date: July 9, 2010	/s/ Charles Green
Charles Green
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 9, 2010	/s/ Galit Alon
Galit Alon
Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 9, 2010	/s/ Charles Green
Charles Green
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 9, 2010	/s/ Michael Young
Michael Young
Director

Date: July 9, 2010	/s/ Carl Schmidt
Carl Schmidt
Director