Form 10-Q
period 2010-06-30
Intelimax Media Inc.
filed 2010-08-16
CIK 1434598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2009, the registrant had 26,540,067 shares of common stock outstanding.

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
June 30, 2010

Financial Statement Index

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to the Consolidated Financial Statements	F-4

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in Canadian dollars)

	June 30, 2010 $	March 31, 2010 $
	(Unaudited)

Assets

Current Assets

Cash	–	1,444
Other receivable	2,106	10,956
Prepaid expenses (Note 9(e))	85,802	191,730

Total Current Assets	87,908	204,130

Equipment (Note 3)	10,962	11,840
Website development costs (Note 3)	208,401	224,778

Total Assets	307,271	440,748

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank indebtedness	2,939	–
Accounts payable (Note 8)	395,145	372,838
Accrued liabilities (Note 8)	37,339	30,201
Notes payable (Note 4)	5,406	57,906
Due to related parties (Note 8)	13,200	12,400

Total Current Liabilities	454,029	473,345

Stockholders’ Deficit

Preferred Stock Authorized: 20,000,000 shares, par value US$0.00001 nil shares issued and outstanding	–	–

Common Stock Authorized: 150,000,000 shares, par value US$0.00001 26,510,067 and 26,117,567 shares issued and outstanding, respectively	291	287

Additional paid in capital	2,403,385	2,235,397

Common stock subscribed	–	5,300

Accumulated deficit during the development stage	(2,550,434)	(2,273,581)

Total Stockholders’ Deficit	(146,758)	(32,597)

Total Liabilities and Stockholders’ Deficit	307,271	440,748

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 9)
Subsequent Event (Note 10)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Months Ended June 30, 2010 $	For the Three Months Ended June 30, 2009 $	Accumulated from April 17, 2006 (Date of Inception) to June 30, 2010 $

Revenue	933	415	11,905

Expenses

Amortization	17,756	25,470	255,590
Advertising and promotion	15,813	3,606	144,156
Consulting fees	157,547	85	788,628
Foreign exchange loss	522	14	298
General and administrative	35,238	10,973	341,049
Investor relations	53,924	–	185,545
Management fees (Note 8)	10,452	19,500	378,363
Professional fees	19,701	41,730	206,459
Wages and benefits	71,606	39,144	406,820

Total Expenses	382,559	140,522	2,706,908

Operating Loss	(381,626)	(140,107)	(2,695,003)

Other Income

Gain on forgiveness of debt	–	–	12,091
Interest income	–	–	1,705

	–	–	13,796

Net Loss Before Income Taxes	(381,626)	(140,107)	(2,681,207)

Income tax credits	104,773	–	183,103

Net Loss	(276,853)	(140,107)	(2,498,104)

Net loss per share, basic and diluted	(0.01)	(0.01)

Weighted average shares outstanding	26,350,000	23,349,567

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)
(Unaudited)

	For the Three months Ended June 30, 2010 $	For the Three months Ended June 30, 2009 $	Accumulated from April 17, 2006 (Date of Inception) to June 30, 2010 $

Operating activities

Net loss for the period	(276,853)	(140,107)	(2,498,104)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	17,756	25,470	255,590
Gain on forgiveness of debt	–	–	(12,091)
Issuance of shares for services	113,640	–	467,918
Stock-based compensation	26,845	–	210,568

Changes in operating assets and liabilities:
Other receivable	8,849	(670)	(2,094)
Prepaid expense	–	(2,000)	(6,128)
Accounts payable and accrued liabilities	29,445	48,668	391,197
Due to related parties	800	25,000	13,200

Net Cash Used In Operating Activities	(79,518)	(43,639)	(1,179,944)

Investing Activities

Cash acquired on acquisition	–	39,473	34,365
Purchase of equipment	–	–	(29,654)
Purchase of website development costs	(500)	(33,286)	(445,298)

Net Cash Provided By (Used In) Investing Activities	(500)	6,187	(440,587)

Financing activities

Bank indebtedness	2,939	–	2,939
Proceeds from loans payable	–	–	62,906
Proceeds from issuance of common shares	128,135	20,000	1,638,886
Repayment of loans payable	(52,500)	–	(57,500)
Share issuance costs	–	–	(32,000)
Shares subscriptions received	–	8,500	5,300

Net Cash Provided by Financing Activities	78,574	28,500	1,620,531

Increase (Decrease) in Cash	(1,444)	(8,952)	–

Cash – Beginning of Period	1,444	17,888	–

Cash – End of Period	–	8,936	–

Non-cash investing and financing activities:
Shares issued for share issuance costs	–	–	28,800

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Three months ended June 30, 2010
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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2010, the Company has an accumulated deficit of $2,550,434 and a working capital deficit of $366,121. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Three months ended June 30, 2010
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

               Equipment is stated at cost and is amortized on a declining basis, at the following rates:

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

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Three months ended June 30, 2010
(Expressed in Canadian dollars)

2. Significant Accounting Policies (continued)

(i)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at June 30, 2010 and December 31, 2009, the Company had no items that affected comprehensive loss.

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

The Company’s functional currency and its reporting currency is the Canadian dollar and foreign currency transactions are primarily undertaken in United States dollars. The financial statements of the Company are translated to Canadian dollars in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

(l)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

(m)	Financial Instruments and Fair Value Measures

The Company’s financial instruments consists of cash, other receivables, bank indebtedness, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Three months ended June 30, 2010
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

(o)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period.

3. Equipment and Website Development Costs

			June 30, 2010	March 31, 2010
		Accumulated	Net Carrying	Net Carrying
	Cost $	Amortization $	Value $	Value $

Computer Hardware	13,546	8,484	5,062	5,471
Computer Software	3,915	3,352	563	750
Office Furniture	12,193	6,856	5,337	5,619

	29,654	18,692	10,962	11,840
Website Development Costs	445,298	236,897	208,401	224,778
	474,952	255,589	219,363	236,618

4. Notes Payable

a)	As at June 30, 2010, the Company had a short term note payable of $2,906 owing to a shareholder of the Company. The note is unsecured, due interest at 3.5% per annum, and due on demand.

b)	On October 1, 2009, the Company received an advance of $10,000.The loan bears interest at 4% per annum and is due on demand. As at June 30, 2010, $7,500 of the loan has been repaid.

c)
 As at March 31, 2010, the Company had a short term note payable of $50,000 owing to a shareholder of the Company. During the three month period ended June 30, 2010, the Company repaid the note and $9,625 of interest payable.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Three months ended June 30, 2010
(Expressed in Canadian dollars)

5. Common Stock

a)	On April 1, 2010, the Company issued 30,000 shares of the Company’s common stock for $7,712 in consulting services.

b)	On April 30, 2010, the Company issued 100,000 shares of the Company's common stock upon the exercise of stock options for cash proceeds of $25,000.

c)
On May 14, 2010, the Company issued 250,000 units for proceeds of $103,135. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.60 per share.  These warrants expire on May 14, 2012.

d)
On May 31, 2010, the Company issued 12,500 units for proceeds of $5,300. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.60 per share.  These warrants expire on May 31, 2012.

6. Stock Options

The Company adopted a Stock Compensation Plan (“Stock Plan”) and Stock Option Plan (“Option Plan”) dated December 11, 2009 under which the Company is authorized to grant up to a total of 1,000,000 shares of common stock and stock options to acquire up to a total of 1,000,000 shares of common stock. The Company will not issue any stock compensation under the Stock Plan or Option Plan for any services related to investor relations or capital raising activities.  At June 30, 2010, the Company had 590,000 shares of common stock available to be issued under the Stock Plan and options to acquire 900,000 shares of common stock to be issued under the Option Plan.

On April 30, 2010, the Company issued stock options to acquire 100,000 shares of common stock at an exercise price of $0.25 for one year. The Company recorded the fair value of the options of $26,845 as consulting expense.

A summary of the changes in the Company’s stock options is presented below:

	Number of Options	Weighted Average Exercise Price $	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $

Outstanding, March 31, 2010	500,000	0.15

Granted	100,000	0.25
Exercised	(100,000)	0.25

Outstanding and Exercisable, June 30, 2010	500,000	0.15	1.62	115,000

The weighted average fair value of options granted during the three months ended June 30, 2010 was $0.27 per option (2009 – $Nil).  The fair value of the options granted was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2009
Expected dividend yield	0%	–
Risk-free interest rate	0.64%	–
Expected volatility	159%	–
Expected option life (in years)	1	–

At June 30, 2010 and 2009, the Company had no unvested options and no unrecognized compensation costs.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Three months ended June 30, 2010
(Expressed in Canadian dollars)

7. Share Purchase Warrants

        The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, March 31, 2010	2,107,000	0.53

Issued	262,500	0.61
Expired	(1,197,000)	0.50

Balance, June 30, 2010	1,172,500	0.62

As at June 30, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
12,500	US$0.60	May 31, 2012
250,000	US$0.60	May 14, 2012
610,000	US$0.60	December 11, 2011
300,000	US$0.55	February 1, 2012
1,172,500

8. Related Party Transactions

a)	During the three months ended June 30, 2010, the Company incurred $10,452 (2009 - $28,500) of management fees to directors of the Company.

b)
As at June 30, 2010, accounts payable and accrued liabilities include $172,205 (March 31, 2010 - $209,215) owing to management, officers, and directors of the Company.  The amounts are unsecured, non-interest bearing, and due on demand.

c)
As at June 30, 2010, the Company owed $12,000 (March 31, 2010  - $12,000) and $1,200 (March 31, 2010  - $400) to two directors of the Company for general expenditures.  The amount owing is unsecured, non-interest bearing, and due on demand.

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

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Three months ended June 30, 2010
(Expressed in Canadian dollars)

9. Commitments (continued)

Asset Acquisition

iii.
the Company will purchase a non-exclusive right to the licences held by Fireswirl, which will be used by Gamboozle Media Inc., a wholly-owned subsidiary of the Company, in exchange for 1,500,000 common shares of the Company, payable at the earlier of when the Company becomes a listed publicly-traded company or the Full Payment Date.

As at June 30, 2010, the Company have not earned revenues that are subject to the revenue-sharing payments and have not acquired the licences.

b)
On December 16, 2009, the Company entered into a marketing agreement. Pursuant to the agreement, the consultant will provide marketing and promotional activities on the Company’s products for a term of one year for consideration of an initial setup fee of $2,500 plus a monthly fee contingent on the results of the marketing and promotional services provided.

c)
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

e)
On January 19, 2010, the Company entered into a consulting agreement for investor relations services for a period of five months from the date of agreement for 200,000 common shares of the Company. On January 19, 2010, the Company issued 200,000 shares with a fair value of $103,070.  During the three months ended June 30, 2010, the Company recorded $53,924 of consulting services included in prepaid expenses at March 31, 2010.

f)
On January 21, 2010, the Company entered into a director agreement with an individual for a term of 12 months. As compensation for director services under the agreement, the Company agreed to issue 20,000 shares of common stock and to pay $2,500 for every fiscal quarter during which the individual sits on the board of director. This compensation is to be paid within 15 days of the end of each quarter.  During the year ended March 31, 2010, the Company issued 40,000 common shares with a fair value of $16,363.  During the three months ended June 30, 2010, the Company recorded $7,952 of consulting services included in prepaid expenses at March 31, 2010.

g)
On February 1, 2010, the Company entered into an agreement for consulting services for US$5,000 per week, of which 50% will be paid in cash and 50% will be settled in units where each unit is comprised of one common share and one share purchase warrant. On February 1, 2010, pursuant to the agreement, the Company issued 300,000 units representing the equity portion of one year of consulting services with a fair value of $130,675 (US$130,000). Each unit consisted of one common share and one share purchase warrant. Each warrant is exercisable to acquire an additional common share at $0.60 per share for a period of two years.  At June 30, 2010, $79,674 (March 31, 2010 - $109,552) of consulting services was included in prepaid expenses.

h)
On February 11, 2010, the Company entered into a consulting agreement for consulting services for a period of one year from the date of agreement for 75,000 common shares of the Company and stock options to acquire 500,000 shares of the Company's common stock at $0.15 for two years. On February 11, 2010, the Company issued 75,000 shares with a fair value of $31,536 and 500,000 stock options with a fair value of $165,723.  During the three months ended June 30, 2010, the Company recorded $14,173 of consulting services included in prepaid expenses at March 31, 2010.

10. Subsequent Event

In August 2010, the Company issued 30,000 common shares to settle consulting services with a value of $5,000.

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

Liquidity and Capital Resources

At June 30, 2010, we had cash of $Nil in our bank accounts and working capital deficit of $366,121.  Our net loss from inception on April 17, 2006 to June 30, 2010 was $2,498,104.  Our net loss was funded mostly through equity financing.

Since April 17, 2006 (date of inception) to June 30, 2010, we raised gross proceeds of $1,638,886 in cash from the sale of our securities and $5,300 in share subscriptions received.  We also incurred a share issuance cost of $32,000.  During the three months ended June 30, 2010, we raised $128,135 from the sale of our common stock.  In comparison, we raised $20,000 from issuance of common shares during the same period in 2009 and $8,500 from share subscriptions received.

For the three months ended June 30, 2010, we used net cash of $79,518 in operating activities compared to $43,639 during the same period in 2009.  Our cash level decreased by $1,444 during the three months ended June 30, 2010 compared to our cash level at March 31, 2010.

For the three months ended June 30, 2010 we required approximately $26,506 per month to fund our operating expenses compared to $14,546 during the same period in 2009.  Since we did not have any cash in our bank account as of June 30, 2010 we are unable to fund even one month of operations without raising additional capital.

We estimate that our expenses over the next 12 months will be approximately $2,000,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our operations.  In order to fully carry out our business plan for the next 12 months, we need additional financing of approximately $2,000,000. We intend to negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash. There can be no assurance we will be successful in our efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we may be unable to continue operations with respect to the continued development and marketing of our company and our business plan may fail.

If cash flow improves through these efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or improve our liquidity.

Results of Operations for the Period From April 17, 2006 (Date of Inception) to June 30, 2010 and for the Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009.

Lack of Revenues

We have had limited operations since our inception on April 17, 2006 to June 30, 2010 and we have generated only nominal revenues of $11,905.  We generated $933 in revenues for the three months ended June 30, 2010 compared to revenues of $415 during the same period in 2009.  Since our inception to June 30, 2010, we have an accumulated deficit of $2,550,434 during the development stage. We anticipate that we will incur substantial losses over the next year.  Our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We accumulated total operating expenses of $2,706,908 from the date of our inception to June 30, 2010, including $255,590 in amortization, $144,156 in advertising and promotion, $788,628 in consulting fees, $341,049 in general and administrative expenses, $378,363 in management fees $206,459 in professional fees and $406,820 in wages and benefits.

Total operating expenses for the three months ended June 30, 2010 were $382,559 compared to $140,522 during the same period in 2009.  The increase in expenses during the period in 2009 was due mostly to an increase in stock based compensation to consultants.

Net Loss

From the time of inception on April 17, 2006 to June 30, 2010 we incurred a net loss of $2,498,104.  For the three months ended June 30, 2010 we incurred a net loss of $276,853 compared to $140,107 for the same period in 2009.  The increase in net loss was due to an increase in stock based compensation paid to our consultants.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls

We  carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered in this report.  Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow  timely decisions regarding required disclosure.

Changes in internal controls

During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not aware of any legal proceedings contemplated by any governmental authority or any other party against us.  None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.  Management is not aware of any other legal proceedings that have been threatened against us.

Item 1A.  Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report we had the following previously unreported issuances of unregistered securities:

•	On April 1, 2010, we issued 30,000 shares of our common stock for $7,712 in consulting services.

•	On April 30, 2010, we issued 100,000 shares of our common stock upon the exercise of stock options for cash proceeds of $25,000.

•
On May 14, 2010, we issued 250,000 units for proceeds of $103,135. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.60 per share.  These warrants expire on May 14, 2012.

•
On May 31, 2010, we issued 12,500 units for proceeds of $5,300. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.60 per share.  These warrants expire on May 31, 2012.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

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

Intelimax Media Inc.
(Registrant)

/s/ Charles Green
Date: August 16, 2010	Charles Green
President, Chief Executive Officer and Director
(Principle Executive Officer)

/s/ Galit Alon
Date: August 16, 2010	Galit Alon
Chief Financial Officer
(Principle Financial Officer and Principal Accounting Officer)