Form 10-Q
period 2010-09-30
Intelimax Media Inc.
filed 2010-11-18
CIK 1434598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number: 000-53685

INTELIMAX MEDIA INC.
(Exact name of registrant as specified in its charter)

British Columbia	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2320 – 555 West Hastings Street, Vancouver, British Columbia V6B 4N4	(604) 742-1111
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-5 (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑   No☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  No

APPLICABLE ONLY TO CORPORATE ISSURS:

As of November 12, 2010, the registrant’s outstanding common stock consisted of 28,897,067 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements of Intelimax Media Inc. (the “company”, "Intelimax", "we", "our", "us"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in Canadian dollars (CDN$).

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Financial Statements
 (Expressed in Canadian dollars)
September 30, 2010

Financial Statement Index

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to the Consolidated Financial Statements	F-4

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in Canadian dollars)

	September 30, 2010 $	March 31, 2010 $

Assets

Current Assets

Cash	590	1,444
Other receivable	10,515	10,956
Prepaid expenses (Note 9(i))	31,402	191,730

Total Current Assets	42,507	204,130

Equipment (Note 3)	10,083	11,840
Website development costs (Note 3)	191,802	224,778

Total Assets	244,392	440,748

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable (Note 8)	410,192	372,838
Accrued liabilities (Note 8)	81,106	30,201
Notes payable (Note 4)	5,406	57,906
Due to related parties (Note 8)	12,000	12,400

Total Current Liabilities	508,704	473,345

Stockholders’ Equity

Preferred Stock Authorized: 20,000,000 shares, par value US$0.00001 nil shares issued and outstanding	–	–

Common Stock Authorized: 150,000,000 shares, par value US$0.00001 28,512,067 and 26,117,567 shares issued and outstanding, respectively	312	287

Additional paid in capital	2,855,979	2,235,397

Common stock subscribed	52,000	5,300

Accumulated deficit during the development stage	(3,172,603)	(2,273,581)

Total Stockholders’ Equity	(264,312)	(32,597)

Total Liabilities and Stockholders’ Equity	244,392	440,748

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 9)
Subsequent Events (Note 10)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Months Ended September 30, 2010 $	For the Three Months Ended September 30, 2009 $	For the Six Months Ended September 30, 2010 $	For the Six Months Ended September 30, 2009 $	Accumulated from April 17, 2006 (Date of Inception) to September 30, 2010 $

Revenue	1,240	3,298	2,173	3,713	13,145

Expenses

Amortization	17,778	26,933	35,534	52,403	273,368
Advertising and promotion	12,314	83,600	28,127	87,206	156,470
Consulting fees	309,031	–	466,578	85	1,097,659
Foreign exchange loss	3,556	(1,753)	4,078	(1,739)	3,854
General and administrative	28,872	22,813	64,110	33,786	369,921
Investor relations	–	–	53,924	–	185,545
Management fees (Note 8)	50,000	26,000	60,452	45,500	428,363
Professional fees	23,045	9,971	42,746	51,701	229,504
Wages and benefits	83,829	25,941	155,435	65,085	490,649

Total Expenses	528,425	193,505	910,984	334,027	3,235,333

Operating Loss	(527,185)	(190,207)	(908,811)	(330,314)	(3,222,188)

Other Income

Impairment loss on goodwill	–	–	–	(52,330)	–
Loss on settlement of debt	(94,984)	–	(94,984)	–	(94,984)
Gain on forgiveness of debt	–	12,091	–	12,091	12,091
Interest income		–	–	–	1,705

	(94,984)	12,091	(94,984)	(40,239)	(81,188)

Net Loss Before Income Taxes	(622,169)	(178,116)	(1,003,795)	(370,553)	(3,303,376)

Income tax credits	–	–	104,773	–	183,103

Net Loss	(622,169)	(178,116)	(899,022)	(370,553)	(3,120,273)

Net loss per share, basic and diluted	(0.02)	(0.01)	(0.03)	(0.02)

Weighted average shares outstanding	26,830,000	23,943,000	27,308,000	23,561,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)
(Unaudited)

	For the Six months Ended September 30, 2010 $	For the Six months Ended September 30, 2009 $	Accumulated from April 17, 2006 (Date of Inception) to September 30, 2010 $

Operating activities

Net loss for the period	(899,022)	(370,553)	(3,120,273)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	35,534	52,403	273,368
Gain on forgiveness of debt	–	(12,091)	(12,091)
Impairment loss on goodwill	–	52,330	–
Issuance of shares for services	246,716	54,900	600,994
Loss on settlement of debt	94,984	–	94,984
Stock-based compensation	61,266	–	244,989

Changes in operating assets and liabilities:
Other receivable	440	(4,367)	(10,503)
Prepaid expense	25,274	–	19,146
Accounts payable and accrued liabilities	88,259	114,022	450,011
Due to related parties	(400)	–	12,000

Net Cash Used In Operating Activities	(346,949)	(113,356)	(1,447,375)

Investing Activities

Cash acquired on acquisition	–	34,365	34,365
Purchase of equipment	–	–	(29,654)
Purchase of website development costs	(800)	(52,786)	(445,598)

Net Cash Provided By (Used In) Investing Activities	(800)	(18,421)	(440,887)

Financing activities

Proceeds from loans payable	–	33,014	62,906
Proceeds from issuance of common shares	399,395	82,130	1,910,146
Repayment of loans payable	(52,500)	–	(57,500)
Share issuance costs	–	–	(32,000)
Shares subscriptions received	–	–	5,300

Net Cash Provided by Financing Activities	346,895	115,144	1,888,852

Decrease in Cash	(854)	(16,633)	590

Cash – Beginning of Period	1,444	17,888	–

Cash – End of Period	590	1,255	590

Non-cash investing and financing activities:
Shares issued for share issuance costs	–	–	28,800

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Six months ended September 30, 2010
(Expressed in Canadian dollars)

1.  Nature of Operations and Continuance of Business

The Company was formed as a result of the merger of Cicero Resources Corp. (“Cicero”) and Intelimax Media Inc. (“Intelimax”) effective May 28, 2009. Cicero was incorporated on October 19, 2007 under the laws of the State of Nevada and Intelimax was incorporated on April 17, 2006 under the laws of the Province of British Columbia. Intelimax was a private operating company, and Cicero was an inactive shell public company.  The merger was accounted for as a “reverse merger” using the purchase method of accounting, with the former shareholders of Intelimax controlling 69% of the issued and outstanding common shares of the Company after the closing of the amalgamation transaction. Accordingly, Intelimax is deemed to be the acquirer for accounting purposes, and the business is a continuation of Intelimax.

The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities and is an internet media and advertising company that specializes in the development and management of industry-specific websites and portals focusing on new media, online games, search, publishing, and media sales.

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2010, the Company has an accumulated deficit of $3,172,603 and a working capital deficit of $466,197. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  Significant Accounting Policies

(a)  Basis of Presentation and Principles of Consolidation

The interim unaudited consolidated financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Gamboozle Media Inc., and Global Climate Seek Inc.  All inter-company accounts and transactions have been eliminated.  The Company’s fiscal year-end is March 31.

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
Six months ended September 30, 2010
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
Six months ended September 30, 2010
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
Six months ended September 30, 2010
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

(o)  Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period.

3.  Equipment and Website Development Costs

			September 30,	March 31
			2010	2010
		Accumulated	Net Carrying	Net Carrying
	Cost $	Amortization $	Value $	Value $

Computer Hardware	13,546	8,895	4,651	5,471
Computer Software	3,915	3,540	375	750
Office Furniture	12,193	7,136	5,057	5,619

	29,654	19,571	10,083	11,840
Website Development Costs	445,599	253,797	191,802	224,778
	475,253	273,368	201,885	236,618

4.  Notes Payable

(a)	As at September 30, 2010, the Company had a short term note payable of $2,906 owing to a shareholder of the Company. The note is unsecured, due interest at 3.5% per annum, and due on demand.

(b)	On October 1, 2009, the Company received an advance of $10,000.The loan bears interest at 4% per annum and is due on demand. As at September 30, 2010, $7,500 of the loan has been repaid.

(c)
As at March 31, 2010, the Company had a short term note payable of $50,000 owing to a shareholder of the Company. During the six month period ended September 30, 2010, the Company repaid the note and $9,625 of interest payable.

5.  Common Stock

(a)	On April 1, 2010, the Company issued 30,000 shares of the Company’s common stock for $7,712 in consulting services.

(b)	On April 30, 2010, the Company issued 100,000 shares of the Company's common stock upon the exercise of stock options for cash proceeds of $25,000.

(c)
On May 14, 2010, the Company issued 250,000 units for proceeds of $103,135. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.60 per share.  These warrants expire two years from the issuance date.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Six months ended September 30, 2010
(Expressed in Canadian dollars)

5.  Common Stock (continued)

(d)
On May 31, 2010, the Company issued 12,500 units for proceeds of $5,300. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.60 per share.  These warrants expire two years from the issuance date.

(e)
On July 26, 2010, the Company issued 205,000 units for proceeds of $41,531. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.30 per share.  These warrants expire on two years from the issuance date.

(f)
On August 2, 2010, the Company issued 25,000 units for proceeds of $4,983. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.30 per share.  These warrants expire on two years from the issuance date.

(g)	On August 11, 2010, the Company issued 30,000 shares of the Company’s common stock for $5,197 of consulting services.

(h)	On August 25, 2010, the Company issued 500,000 shares of the Company’s common stock for $77,963 of consulting services.

(i)
On September 9, 2010, the Company issued 400,000 shares of the Company’s common stock for $20,790 of consulting services.  The fair value of the shares issued was $115,774 and the Company recorded a loss on the settlement of debt of $94,984.

(j)
On September 20, 2010, the Company issued 222,000 units for proceeds of $45,853. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.30 per share.  These warrants expire on two years from the issuance date.

(k)
On September 21, 2010, the Company issued 620,000 units for proceeds of $126,893. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.30 per share.  These warrants expire on two years from the issuance date.

(l)
At September 30, 2010, the Company had received $52,000 of subscriptions for the issuance of 250,000 units. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.30 per share for two years.

6.  Stock Options

The Company adopted a Stock Compensation Plan (“Stock Plan”) and Stock Option Plan (“Option Plan”) dated December 11, 2009 under which the Company is authorized to grant up to a total of 1,000,000 shares of common stock and stock options to acquire up to a total of 1,000,000 shares of common stock. The Company will not issue any stock compensation under the Stock Plan or Option Plan for any services related to investor relations or capital raising activities.  At September 30, 2010, the Company had 240,000 shares of common stock available to be issued under the Stock Plan and options to acquire 1,000,000 shares of common stock to be issued under the Option Plan.

On April 30, 2010, the Company issued stock options to acquire 100,000 shares of common stock at an exercise price of $0.25 for one year. The Company recorded the fair value of the options of $26,845 as consulting expense.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Six months ended September 30, 2010
(Expressed in Canadian dollars)

6.  Stock Options (continued)

On September 29, 2010, the Company issued stock options to acquire 250,000 shares of common stock at an exercise price of $0.10 for two years. The Company recorded the fair value of the options of $34,421 as consulting expense.

A summary of the changes in the Company’s stock options is presented below:

	Number of Options	Weighted Average Exercise Price $	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $

Outstanding, March 31, 2010	500,000	0.15

Granted	350,000	0.14
Exercised	(100,000)	0.25

Outstanding and Exercisable, September 30, 2010	750,000	0.13	1.59	65,000

The weighted average fair value of options granted during the six months ended September 30, 2010 was $0.18 per option (2009 – $Nil).  The fair value of the options granted was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2009

Expected dividend yield	0%	–
Risk-free interest rate	0.50%	–
Expected volatility	153%	–
Expected option life (in years)	1.71	–

At September 30, 2010 and 2009, the Company had no unvested options and no unrecognized compensation costs.

7.  Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, March 31, 2010	2,107,000	0.53

Issued	1,334,500	0.37
Expired	(1,197,000)	0.50

Balance, September 30, 2010	2,244,500	0.46

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Six months ended September 30, 2010
(Expressed in Canadian dollars)

7.  Share Purchase Warrants (continued)

As at September 30, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

610,000	US$0.60	December 11, 2011
300,000	US$0.55	February 1, 2012
250,000	US$0.60	May 14, 2012
12,500	US$0.60	May 31, 2012
205,000	US$0.30	July 26, 2012
25,000	US$0.30	August 2, 2012
222,000	US$0.30	September 20, 2012
620,000	US$0.30	September 21, 2012

2,244,500

8.  Related Party Transactions

(a)	During the six months ended September 30, 2010, the Company incurred $45,952 (2009 - $29,250) of management fees to directors of the Company.

(b)
As at September 30, 2010, accounts payable and accrued liabilities include $212,683 (March 31, 2010 - $209,215) owing to management, officers, and directors of the Company.  The amounts are unsecured, non-interest bearing, and due on demand.

(c)
As at September 30, 2010, the Company owed $12,000 (March 31, 2010 - $12,000) and $Nil (March 31, 2010 - $400) to two directors of the Company for general expenditures.  The amount owing is unsecured, non-interest bearing, and due on demand.

9.  Commitments

(a)
In August 2008, the Company entered into a License Grant and Asset Purchase Agreement (the “Agreement”) with Fireswirl Technologies Inc. (“Fireswirl”), a company registered under the Business Corporations Act of British Columbia.  Under the terms of the Agreement, the Company is obligated for revenue sharing payments and acquisition of assets held by Fireswirl under the following terms:

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

As at September 30, 2010, the Company has not earned revenues that are subject to the revenue-sharing payments and have not acquired the licenses.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Six months ended September 30, 2010
(Expressed in Canadian dollars)

9.  Commitments (continued)

(b)
On December 16, 2009, the Company entered into a marketing agreement. Pursuant to the agreement, the consultant will provide marketing and promotional activities on the Company’s products for a term of one year for consideration of an initial setup fee of $2,500 plus a monthly fee contingent on the results of the marketing and promotional services provided.

(c)
On December 24, 2009, the Company entered into an internet service agreement.  Pursuant to the agreement, the consultant will provide hosting services to the Company for a term of one year for consideration of a monthly fee of $1,270.

(d)
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

(e)
On January 19, 2010, the Company entered into a consulting agreement for investor relations services for a period of five months from the date of agreement for 200,000 common shares of the Company. On January 19, 2010, the Company issued 200,000 shares with a fair value of $103,070.  During the six months ended September 30, 2010, the Company recorded $53,924 of consulting services included in prepaid expenses at March 31, 2010.

(f)
On January 21, 2010, the Company entered into a director agreement with an individual for a term of 12 months. As compensation for director services under the agreement, the Company agreed to issue 20,000 shares of common stock and to pay $2,500 for every fiscal quarter during which the individual sits on the board of director. This compensation is to be paid within 15 days of the end of each quarter.  During the year ended March 31, 2010, the Company issued 40,000 common shares with a fair value of $16,363.  During the six months ended September 30, 2010, the Company recorded $7,952 of consulting services included in prepaid expenses at March 31, 2010.  On September 17, 2010, the director resigned.

(g)
On February 1, 2010, the Company entered into an agreement for consulting services for US$5,000 per week, of which 50% will be paid in cash and 50% will be settled in units where each unit is comprised of one common share and one share purchase warrant. On February 1, 2010, pursuant to the agreement, the Company issued 300,000 units representing the equity portion of one year of consulting services with a fair value of $130,675 (US$130,000). Each unit consisted of one common share and one share purchase warrant. Each warrant is exercisable to acquire an additional common share at $0.60 per share for a period of two years.  During the six months ended September 30, 2010, the consultant was terminated, the Company recorded an expense of $109,552 equal to the amount included in prepaid expense at March 31, 2010.

(h)
On February 11, 2010, the Company entered into a consulting agreement for consulting services for a period of one year from the date of agreement for 75,000 common shares of the Company every three months and stock options to acquire 500,000 shares of the Company's common stock at $0.15 for two years. On February 11, 2010, the Company issued 75,000 shares with a fair value of $31,536 and 500,000 stock options with a fair value of $165,723.  During the six months ended September 30, 2010, the Company recorded $14,173 of consulting services included in prepaid expenses at March 31, 2010 and an additional $32,985 of accrued liabilities for the fair value of shares issuable.

(i)
On August 25, 2010, the Company entered into a consulting agreement for consulting services for a period of three months from the date of agreement for 500,000 common shares of the Company and $35,000.  During the six months ended September 30, 2010, the Company recorded $38,614 of consulting expenses and $77,226 of consulting services was included in prepaid expenses.

10.  Subsequent Events

a)
On October 1, 2010, the Company issued 250,000 units for proceeds of $52,000 which were received, and included in common stock subscribed at September 30, 2010. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.20 per share for two years.

b)	On October 1, 2010, the Company issued 35,000 shares of common stock to settle $8,925 of consulting fees included in accounts payable at September 30, 2010.

c)	On October 22, 2010, the Company issued 100,000 common shares to settle $15,623 of consulting fees payable.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in Canadian dollars (CDN$).

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

Liquidity and Capital Resources

At September 30, 2010, we had cash of $590 in our bank accounts and working capital deficit of $466,197.  Our net loss from inception on April 17, 2006 to September 30, 2010 was $3,120,273.  Our net loss was funded mostly through issuance of common shares.

Since April 17, 2006 (date of inception) to September 30, 2010, we raised gross proceeds of $1,910,146 in cash from the sale of our securities and $5,300 in share subscriptions received.  We also incurred share issuance costs of $32,000.  During the six months ended September 30, 2010, we raised $399,395 from the sale of our common stock.  In comparison, we raised $82,130 from issuance of common shares during the same period in 2009 and $Nil from share subscriptions received.

For the six months ended September 30, 2010, we used net cash of $346,949 in operating activities compared to $113,356 during the same period in 2009.  Our cash level decreased by $854 during the six months ended September 30, 2010 compared to our cash level at March 31, 2010.

For the six months ended September 30, 2010 we required approximately $58,000 per month to fund our operating expenses compared to $19,000 during the same period in 2009.  Since we only have minimal cash in our bank account as of September 30, 2010 we are unable to fund even one month of operations without raising additional capital.

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

Results of Operations for the Period From April 17, 2006 (Date of Inception) to September 30, 2010 and for the Six Months Ended September 30, 2010 compared to the Six Months Ended September 30, 2009.

Lack of Revenues

We have had limited operations since our inception on April 17, 2006 to September 30, 2010 and we have generated only nominal revenues of $13,145.  We generated $2,173 in revenues for the six months ended September 30, 2010 compared to revenues of $3,713 during the same period in 2009.  Since our inception to September 30, 2010, we have an accumulated deficit of $3,120,273 during the development stage. We anticipate that we will incur substantial losses over the next year.  Our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We accumulated total operating expenses of $3,235,333 from the date of our inception to September 30, 2010, including $273,368 in amortization, $156,470 in advertising and promotion, $1,097,659 in consulting fees, $369,921 in general and administrative expenses, $428,363 in management fees $229,504 in professional fees and $490,649 in wages and benefits.

Total operating expenses for the six months ended September 30, 2010 were $910,984 compared to $334,027 during the same period in 2009.  The increase in expenses during the period in 2009 was due mostly to $466,000 in consulting fees, an increase of $90,000 for wages and benefits relating to the continued development of the Company’s website and operational objectives, and $53,900 of investor relations as the Company continues to build its operations.

Net Loss

From the time of inception on April 17, 2006 to September 30, 2010 we incurred a net loss of $3,120,273.  For the six months ended September 30, 2010 we incurred a net loss of $899,022 compared to $370,553 for the same period in 2009.  The increase in net loss was due to charges to investor relations and consulting fees with respect to the Company’s continued development of its business objectives.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Basis of Presentation and Principles of Consolidation

Our interim unaudited consolidated financial statements and the related notes are prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars.  The consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries, Gamboozle Media Inc., and Global Climate Seek Inc.  All inter-company accounts and transactions have been eliminated.  Our fiscal year-end is March 31.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures for the period covered in this report.  Based upon that evaluation, our president and chief executive officer and our chief financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our president and chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation
3.1	Articles of Incorporation for Intelimax Media Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).
3.2	Amalgamation Application Filed with the British Columbia Registrar of Companies on May 28, 2009 (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).

(4)	Instruments defining the rights of security holders, including indentures
4.1	Instrument defining the rights of holders – form of share certificate (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).

(10)	Material Contracts
10.1	2009 Stock Compensation Plan (incorporated by reference to our Current Report on Form S-8 filed on December 11, 2009).
10.2	2009 Stock Option Plan (incorporated by reference to our Current Report on Form S-8 filed on December 11, 2009).

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Glenn Little (Principal Executive Officer).
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Galit Alon (Principal Financial Officer and Principal Accounting Officer).

(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Glenn Little (Principal Executive Officer).
32.2*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Galit Alon (Principal Financial Officer and Principal Accounting Officer).

*  filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelimax Media Inc.
(Registrant)

/s/ Glenn Little
Date: November 18, 2010	Glenn Little
President, Chief Executive Officer and Director
(Principle Executive Officer)

/s/ Galit Alon
Date: November 18, 2010	Galit Alon
Chief Financial Officer
(Principle Financial Officer and Principal Accounting Officer)