Form 10-Q
period 2010-12-31
Intelimax Media Inc.
filed 2011-02-16
CIK 1434598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

30,247,067 common shares issued and outstanding as of February 16, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The consolidated financial statements of Intelimax Media Inc. (“our company”, a “we”, “our”, “us”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in Canadian dollars (CDN$).

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Financial Statements
 (Expressed in Canadian dollars)
December 31, 2010

Financial Statement Index

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to the Consolidated Financial Statements	F-4

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in Canadian dollars)

	December 31, 2010 $	March 31, 2010 $
	(Unaudited)

Assets

Current Assets

Cash	54,284	1,444
Other receivable	10,536	10,956
Prepaid expenses (Note 9)	6,151	191,730

Total Current Assets	70,971	204,130

Equipment (Note 3)	9,204	11,840
Website development costs (Note 3)	174,913	224,778

Total Assets	255,088	440,748

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable (Note 8)	327,534	372,838
Accrued liabilities (Note 8)	46,973	30,201
Notes payable (Note 4)	182,887	57,906
Due to related parties (Note 8)	11,200	12,400

Total Current Liabilities	568,594	473,345

Stockholders’ Deficit

Preferred Stock Authorized: 20,000,000 shares, par value US$0.00001 No shares issued and outstanding	–	–

Common Stock Authorized: 150,000,000 shares, par value US$0.00001 28,847,067 and 26,117,567 shares issued and outstanding, respectively	315	287

Additional paid in capital	2,953,604	2,235,397

Common stock subscribed	–	5,300

Accumulated deficit during the development stage	(3,267,425)	(2,273,581)

Total Stockholders’ Deficit	(313,506)	(32,597)

Total Liabilities and Stockholders’ Deficit	255,088	440,748

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 9)
Subsequent Events (Note 10)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Months Ended December 31, 2010 $	For the Three Months Ended December 31, 2009 $	For the Nine Months Ended December 31, 2010 $	For the Nine Months Ended December 31, 2009 $	Accumulated from April 17, 2006 (Date of Inception) to December 31, 2010 $

Revenue	10	198	2,183	3,911	13,155

Expenses

Amortization	17,768	30,364	53,302	82,767	291,136
Advertising and promotion	–	11,047	28,127	98,253	156,470
Consulting fees	41,751	166,212	508,329	166,297	1,139,410
Foreign exchange (gain) loss	(3,209)	3,137	869	1,398	645
General and administrative	32,716	47,158	96,826	80,944	402,637
Investor relations	–	–	53,924	–	185,545
Management fees (Note 8)	10,000	13,000	70,452	58,500	438,363
Professional fees	26,689	17,087	69,435	68,788	256,193
Wages and benefits	15,159	82,954	170,594	148,039	505,808

Total Expenses	140,874	370,959	1,051,858	704,986	3,376,207

Operating Loss	(140,864)	(370,761)	(1,049,675)	(701,075)	(3,363,052)

Other Income (Expense)

Impairment loss on goodwill	–	–	–	(52,330)	–
Gain (Loss) on settlement of debt	46,042	–	(48,942)	–	(48,942)
Gain on forgiveness of debt	–	–	–	12,091	12,091
Interest income		–	–	–	1,705

	46,042	–	(48,942)	(40,239)	(35,146)

Net Loss Before Income Taxes	(94,822)	(370,761)	(1,098,617)	(741,314)	(3,398,198)

Income tax credits	–	78,330	104,773	78,330	183,103

Net Loss	(94,822)	(292,431)	(993,844)	(662,984)	(3,215,095)

Net loss per share, basic and diluted	–	(0.01)	(0.04)	(0.03)

Weighted average shares outstanding	28,887,000	24,020,000	27,519,000	23,908,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)
(Unaudited)

	For the Nine Months Ended December 31, 2010 $	For the Nine Months Ended December 31, 2009 $	Accumulated from April 17, 2006 (Date of Inception) to December 31, 2010 $

Operating activities

Net loss for the period	(993,844)	(662,984)	(3,215,095)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	53,302	82,767	291,136
Gain on forgiveness of debt	–	(12,091)	(12,091)
Impairment loss on goodwill	–	52,330	–
Issuance of shares for services	235,926	219,697	590,204
Loss on settlement of debt	48,942	–	48,942
Stock-based compensation	61,266	–	244,989

Changes in operating assets and liabilities:
Other receivable	419	(19,573)	(10,524)
Prepaid expense	50,525	(3,172)	44,397
Accounts payable and accrued liabilities	63,927	83,951	425,679
Due to related parties	(1,200)	–	11,200

Net Cash Used In Operating Activities	(480,737)	(259,075)	(1,581,163)

Investing Activities

Cash acquired on acquisition	–	34,365	34,365
Purchase of equipment	–	(1,500)	(29,654)
Purchase of website development costs	(800)	(84,786)	(445,598)

Net Cash Used In Investing Activities	(800)	(51,921)	(440,887)

Financing activities

Proceeds from loans payable	177,481	7,906	240,387
Proceeds from issuance of common shares	409,396	323,509	1,920,147
Repayment of loans payable	(52,500)	–	(57,500)
Share issuance costs	–	–	(32,000)
Shares subscriptions received	–	–	5,300

Net Cash Provided by Financing Activities	534,377	331,415	2,076,334

Decrease in Cash	52,840	20,419	54,284

Cash – Beginning of Period	1,444	17,888	–

Cash – End of Period	54,284	38,307	54,284

Non-cash investing and financing activities:
Shares issued for share issuance costs	–	–	28,800

Supplemental disclosures:
Interest paid	–	9,625	9,625
Income tax paid	–	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Nine months ended December 31, 2010
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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2010, the Company has an accumulated deficit of $3,267,425 and a working capital deficit of $497,623. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Nine months ended December 31, 2010
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
Nine months ended December 31, 2010
(Expressed in Canadian dollars)

2.   Significant Accounting Policies (continued)

(i)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at December 31, 2010 and 2009, the Company had no items that affected comprehensive loss.

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

(m)	Financial Instruments and Fair Value Measures

The Company’s financial instruments consists of cash, other receivables, accounts payable, accrued liabilities, notes payable, and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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
Nine months ended December 31, 2010
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

(o)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period.

3.   Equipment and Website Development Costs

			December 31,	March 31
			2010	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer Hardware	13,546	9,305	4,241	5,471
Computer Software	3,915	3,727	188	750
Office Furniture	12,193	7,418	4,775	5,619

	29,654	20,450	9,204	11,840
Website Development Costs	445,599	270,686	174,913	224,778
	475,253	291,136	184,117	236,618

4.   Notes Payable

a)	As at December 31, 2010, the Company had a short term note payable of $2,906 owing to a shareholder of the Company. The note is unsecured, due interest at 3.5% per annum, and due on demand.

b)	On October 1, 2009, the Company received an advance of $10,000.The loan bears interest at 4% per annum and is due on demand. As at December 31, 2010, $7,500 of the loan has been repaid.

c)	In November and December 2010, the Company issued notes payable totalling $177,481 (US$178,445). The notes are unsecured, due interest at 15% per annum, and due on demand.

d)
As at March 31, 2010, the Company had a short term note payable of $50,000 owing to a shareholder of the Company. During the nine month period ended December 31, 2010, the Company repaid the note and $9,625 of interest payable.

5.   Common Stock

a)	On April 1, 2010, the Company issued 30,000 shares of the Company’s common stock for $7,712 in consulting services.

b)	On April 30, 2010, the Company issued 100,000 shares of the Company's common stock upon the exercise of stock options for cash proceeds of $25,000.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Nine months ended December 31, 2010
(Expressed in Canadian dollars)

5.   Common Stock (continued)

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

e)
On August 1, 2010, the Company issued 205,000 units for proceeds of $41,531. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.30 per share.  These warrants expire on August 1, 2012.

f)
On August 2, 2010, the Company issued 25,000 units for proceeds of $4,983. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.30 per share.  These warrants expire on August 2, 2012.

g)	On August 11, 2010, the Company issued 30,000 shares of the Company’s common stock for $5,197 of consulting services.

h)
On September 9, 2010, the Company issued 400,000 shares of the Company’s common stock for $20,790 of consulting services.  The fair value of the shares issued was $115,774 and the Company recorded a loss on the settlement of debt of $94,984.

i)
On September 20, 2010, the Company issued 222,000 units for proceeds of $45,853. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.30 per share.  These warrants expire on September 20, 2012.

j)
On September 21, 2010, the Company issued 620,000 units for proceeds of $126,893. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.30 per share.  These warrants expire on September 21, 2012.

k)	On September 21, 2010, the Company issued 500,000 shares of the Company’s common stock for $77,963 of consulting services.

l)
On October 1, 2010, the Company issued 250,000 units for proceeds of $52,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.30 per share for two years.

m)
On October 1, 2010, the Company issued 35,000 shares of the Company’s common stock for $8,925 of consulting services.  The fair value of the shares issued was $7,144 and the Company recorded a gain on the settlement of debt of $1,781.

n)
On October 22, 2010, the Company issued 100,000 shares of the Company’s common stock for $15,623 of consulting services.  The fair value of the shares issued was $18,484 and the Company recorded a loss on the settlement of debt of $2,861.

o)
On November 19, 2010, the Company issued 50,000 units for proceeds of $10,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.30 per share for two years.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Nine months ended December 31, 2010
(Expressed in Canadian dollars)

5.   Common Stock (continued)

p)	On November 20, 2010, the Company issued Company issued 100,000 shares of the Company’s common stock for $10,000 of consulting services.

q)	On December 6, 2010, a consultant returned for no consideration, 200,000 shares of common stock previously issued for consulting services. The Company cancelled the shares.

6.   Stock Options

The Company adopted a Stock Compensation Plan (“Stock Plan”) and Stock Option Plan (“Option Plan”) dated December 11, 2009 under which the Company is authorized to grant up to a total of 1,000,000 shares of common stock and stock options to acquire up to a total of 1,000,000 shares of common stock. The Company will not issue any stock compensation under the Stock Plan or Option Plan for any services related to investor relations or capital raising activities.  At December 31, 2010, the Company had 240,000 shares of common stock available to be issued under the Stock Plan and options to acquire 1,000,000 shares of common stock to be issued under the Option Plan.

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

A summary of the changes in the Company’s stock options is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years) $	Aggregate Intrinsic Value $

Outstanding, March 31, 2010	500,000	0.15

Granted	350,000	0.14
Exercised	(100,000)	0.25

Outstanding and Exercisable, December 31, 2010	750,000	0.13	1.33	65,000

The weighted average fair value of options granted during the nine months ended December 31, 2010 was $0.18 per option (2009 – $Nil).  The fair value of the options granted was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2009

Expected dividend yield	0%	–
Risk-free interest rate	0.50%	–
Expected volatility	153%	–
Expected option life (in years)	1.71	–

At December 31, 2010 and 2009, the Company had no unvested options and no unrecognized compensation costs.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Nine months ended December 31, 2010
(Expressed in Canadian dollars)

7.   Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, March 31, 2010	2,107,000	0.53

Issued	1,634,500	0.43
Expired	(1,197,000)	0.50

Balance, December 31, 2010	2,544,500	0.35

As at December 31, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

610,000	US$0.60	December 11, 2011
300,000	US$0.55	February 1, 2012
250,000	US$0.60	May 14, 2012
12,500	US$0.60	May 31, 2012
205,000	US$0.30	August 1, 2012
222,000	US$0.30	August 2, 2012
25,000	US$0.30	August 2, 2012
620,000	US$0.30	September 21, 2012
250,000	US$0.30	October 1, 2012
50,000	US$0.30	November 19, 2012

2,544,500

8.   Related Party Transactions

a)	During the nine months ended December 31, 2010, the Company incurred $55,952 (2009 - $68,750) of management and professional fees to directors of the Company.

b)
As at December 31, 2010, accounts payable and accrued liabilities include $127,461 (March 31, 2010 - $209,215) owing to management, officers, and directors of the Company.  The amounts are unsecured, non-interest bearing, and due on demand.

c)
As at December 31, 2010, the Company owed $10,000 (March 31, 2010 - $12,000) and $1,200 (March 31, 2010 - $400) to two directors of the Company for general expenditures.  The amount owing is unsecured, non-interest bearing, and due on demand.

d)	During the nine month period ending December 31, 2010, a former director forgave $47,123 of amounts owed by the Company. The Company recorded a gain on settlement of debt of $47,123.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Nine months ended December 31, 2010
(Expressed in Canadian dollars)

9.   Commitments

a)
In August 2008, the Company entered into a License Grant and Asset Purchase Agreement (the “Agreement”) with Fireswirl Technologies Inc. (“Fireswirl”), a company registered under the Business Corporations Act of British Columbia.  Under the terms of the Agreement, the Company is obligated for revenue sharing payments and acquisition of assets held by Fireswirl under the following terms:

Revenue Sharing Payments

i.
10% of the revenues earned from the technology, during the period from inception of the Agreement to a period of the lesser of eighteen months from the inception of the Agreement or when the Company becomes a listed publicly-traded company (the “Initial Revenue Sharing Term”), subject to a maximum revenue sharing payment of $725,000; and

ii
20% of the revenues earned from the technology, during the period from the first day following the Initial Revenue Sharing Term to a maximum revenue sharing payment of $1,100,000 or when the Agreement is cancelled by either party (the “Full Payment Date”), whichever occurs first;

Asset Acquisition

ii.
the Company will purchase a non-exclusive right to the licences held by Fireswirl, which will be used by Gamboozle Media Inc., a wholly-owned subsidiary of the Company, in exchange for 1,500,000 common shares of the Company, payable at the earlier of when the Company becomes a listed publicly-traded company or the Full Payment Date.

As at December 31, 2010, the Company have not earned revenues that are subject to the revenue-sharing payments and have not acquired the licenses.

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

d)
On January 19, 2010, the Company entered into a consulting agreement for investor relations services for a period of five months from the date of agreement for 200,000 common shares of the Company. On January 19, 2010, the Company issued 200,000 shares with a fair value of $103,070.  During the nine months ended December 31, 2010, the Company recorded $53,924 of consulting services included in prepaid expenses at March 31, 2010.

e)
On January 21, 2010, the Company entered into a director agreement with an individual for a term of 12 months. As compensation for director services under the agreement, the Company agreed to issue 20,000 shares of common stock and to pay $2,500 for every fiscal quarter during which the individual sits on the board of director. This compensation is to be paid within 15 days of the end of each quarter.  During the year ended March 31, 2010, the Company issued 40,000 common shares with a fair value of $16,363.  During the nine months ended December 31, 2010, the Company recorded $7,952 of consulting services included in prepaid expenses at March 31, 2010.  On September 17, 2010, the director resigned.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Nine months ended December 31, 2010
(Expressed in Canadian dollars)

9.   Commitments (continued)

f)
On February 1, 2010, the Company entered into an agreement for consulting services for US$5,000 per week, of which 50% will be paid in cash and 50% will be settled in units where each unit is comprised of one common share and one share purchase warrant. On February 1, 2010, pursuant to the agreement, the Company issued 300,000 units representing the equity portion of one year of consulting services with a fair value of $130,675 (US$130,000). Each unit consisted of one common share and one share purchase warrant. Each warrant is exercisable to acquire an additional common share at $0.60 per share for a period of two years.  During the nine months ended December 31, 2010, the consultant was terminated, the Company recorded an expense of $109,552 equal to the amount included in prepaid expense at March 31, 2010.

g)
On February 11, 2010, the Company entered into a consulting agreement for consulting services for a period of one year from the date of agreement for 75,000 common shares of the Company every three months and stock options to acquire 500,000 shares of the Company's common stock at $0.15 for two years. On February 11, 2010, the Company issued 75,000 shares with a fair value of $31,536 and 500,000 stock options with a fair value of $165,723.  During the nine months ended December 31, 2010, the Company recorded $14,173 of consulting services included in prepaid expenses at March 31, 2010 and an additional $32,985 of accrued liabilities for the fair value of shares issuable.  During the nine months ended December 31, 2010, the consultant was terminated.

10.   Subsequent Events

a)
On January 1, 2011, the Company entered into a consulting agreement.  Pursuant to the agreement the consultant will provide consulting services for one year in consideration for 625,000 shares of common stock.

b)
On January 15, 2011, the Company entered into a consulting agreement. Pursuant to the agreement the consultant will provide consulting services for nine months in consideration for 500,000 shares of common stock and a monthly fee of US$10,000.

c)
On January 15, 2011, the Company entered into a consulting agreement. Pursuant to the agreement the consultant will provide consulting services for nine months in consideration for 250,000 shares of common stock.  On January 15, 2010, the Company issued the consultant 250,000 shares.

d)	On January 27, 2011, the Company issued 25,000 shares of common stock for services rendered by an employee.

e)	On February 16, 2011, the Company settled the amounts owing, as noted in Note 9(f), for $74,456.

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

Liquidity and Capital Resources

At December 31, 2010, we had cash of $54,284 in our bank accounts and working capital deficit of $497,623.  Our net loss from inception on April 17, 2006 to December 31, 2010 was $3,215,095.  Our net loss was funded mostly through consulting fees, general and administrative expenses, management fees and wages and benefits.

Since April 17, 2006 (date of inception) to December 31, 2010, we raised gross proceeds of $1,920,147 in cash from the sale of our securities, $240,387 from loans payable, and $5,300 in share subscriptions received.  We also incurred share issuance costs of $32,000 and repayment of loans payable of $57,500.  During the nine months ended December 31, 2010, we raised $409,396 from the sale of our common stock and $177,481 from loans payable.  In comparison, we raised $323,509 from the issuance of common shares during the same period in 2009, as well as $7,906 in loans payable.

For the nine months ended September 30, 2010, we used net cash of $480,737 in operating activities compared to $259,075 during the same period in 2009.  Our cash level increased by $15,977 during the nine months ended December 31, 2010 compared to our cash level at December 31, 2009.

For the nine months ended December 31, 2010 we required approximately $53,415 per month to fund our operating expenses compared to $28,786 during the same period in 2009.  Since we only have minimal cash in our bank account as of December 31, 2010 we are unable to fund even one month of operations without raising additional capital.

We estimate that our expenses over the next 12 months will be approximately $1,940,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Target completion date or period	Estimated expenses (CAD $)
Legal and accounting fees	12 months	100,000
Further development of Gamboozle.com	12 months	40,000
Maintenance and refinement of InteliGaming Platform	12 months	350,000
Marketing and advertising	12 months	600,000
Investor relations and capital raising	12 months	300,000
Management and operating costs	12 months	250,000
Consulting fees	12 months	100,000
Hardware purchases	12 months	100,000
General and administrative	12 months	100,000
Total		1,940,000

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our operations.  In order to fully carry out our business plan for the next 12 months, we need additional financing of approximately $1,940,000. We intend to negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash. There can be no assurance we will be successful in our efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we may be unable to continue operations with respect to the continued development and marketing of our company and our business plan may fail.

If cash flow improves through these efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or improve our liquidity.

Results of Operations for the Period From April 17, 2006 (Date of Inception) to December 31, 2010 and for the Three Months Ended December 31, 2010 compared to the Three Months Ended December 31, 2009.

Lack of Revenues

We have had limited operations since our inception on April 17, 2006 to December 31, 2010 and we have generated only nominal revenues of $13,155.  We generated $10 in revenues for the three months ended December 31, 2010 compared to revenues of $198 during the same period in 2009.  Since our inception to December 31, 2010, we have an accumulated deficit of $3,267,425 during the development stage. We anticipate that we will incur substantial losses over the next year.  Our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We accumulated total operating expenses of $3,376,207 from the date of our inception to December 31, 2010, including $291,136 in amortization, $156,470 in advertising and promotion, $1,139,410 in consulting fees, $402,637 in general and administrative expenses, $185,545 in investor relations, $438,363 in management fees, $256,193 in professional fees and $505,808 in wages and benefits.

Total operating expenses for the three months ended December 31, 2010 were $140,874 compared to $370,959 during the same period in 2009.  The decrease in expenses during the period in 2010 was due mostly to $41,751 in consulting fees and a decrease of $67,795 for wages and benefits relating to the continued development of the company’s website and operational objectives.

Net Loss

From the time of inception on April 17, 2006 to December 31, 2010 we incurred a net loss of $3,215,095.  For the three months ended December 31, 2010 we incurred a net loss of $94,822 compared to $292,431 for the same period in 2009.  The increase in net loss was due to charges to investor relations and consulting fees with respect to the company’s continued development of its business objectives.

Results of Operations for the Nine Months Ended December 31, 2010 compared to the Nine Months Ended December 31, 2009.

Lack of Revenues

We generated $2,183 in revenues for the nine months ended December 31, 2010 compared to revenues of $3,911 during the same period in 2009.  We anticipate that we will incur substantial losses over the next year.  Our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

Total operating expenses for the nine months ended December 31, 2010 were $1,051,858 compared to $704,986 during the same period in 2009.  The increase in expenses during the period in 2010 was due mostly to an increase in fees paid to consultants.

Net Loss

For the nine months ended December 31, 2010 we incurred a net loss of $993,844 compared to $662,984 for the same period in 2009.  The increase in net loss was due to charges to investor relations and consulting fees with respect to the company’s continued development of its business objectives.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value of share-based payments, and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Website Development Costs

Website development costs consist of costs incurred to develop internet web sites to promote, advertise, and earn revenue with respect to our business operations.  Costs are capitalized in accordance with ASC 350-50, Intangible Assets – Goodwill and Other - Web Site Development Costs, and are amortized at a rate of 30% per annum commencing when the internet web site has been completed.

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

Item 4.  Controls and Procedures

Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer (our principal executive officer, our principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures for the period covered in this report.  Based upon that evaluation, our president and chief executive and our chief financial officer (our principal executive officer, our principal financial officer and principal accounting officer) concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our president and chief executive officer  and our chief financial officer (our principal executive officer, our principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter covered by this report, we issued the following previously undisclosed unregistered equity securities:

●
On October 1, 2010, we issued 250,000 units for proceeds of $52,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.30 per share for two years.

●
On October 1, 2010, we issued 35,000 shares of our common stock for $8,925 of consulting services.  The fair value of the shares issued was $7,144 and we recorded a gain on the settlement of debt of $1,781.

●
On October 22, 2010, we issued 100,000 shares of our common stock for $15,623 of consulting services.  The fair value of the shares issued was $18,484 and we recorded a loss on the settlement of debt of $2,861.

●
On November 19, 2010, we issued 50,000 units for proceeds of $10,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.30 per share for two years.

●	On November 20, 2010, we issued 100,000 shares of our common stock for $10,000 of consulting services.

The above securities were issued pursuant to exemptions from registration found in Regulation S or Section 4(2) of the Securities Act of 1933, as amended.

Our reliance upon the exemption under Section 4(2) of the Securities Act was based on the fact that the issuance of the securities did not involve a “public offering”. Each offering was not a "public offering" as defined in Section 4(2) due to the number of persons involved in the deal, the size of the offering, the manner of the offering and the number of securities offered. We did not undertake an offering in which we sold a high number of shares to a significant number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that the shares are restricted pursuant to Rule 144 under the Securities Act. This restriction ensures that these shares will not be immediately redistributed into the market and will therefore not be part of a "public offering". The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

Our reliance upon the exemption under Rule 903 of Regulation S of the Securities Act was based on the fact that the sales of the securities were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. Each investor was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person.

Since our inception we have made no purchases of our equity securities.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation
3.1	Articles of Incorporation for Intelimax Media Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).
3.2	Amalgamation Application Filed with the British Columbia Registrar of Companies on May 28, 2009 (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).

(4)	Instruments defining the rights of security holders, including indentures
4.1	Instrument defining the rights of holders – form of share certificate (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).

(10)	Material Contracts
10.1	2009 Stock Compensation Plan (incorporated by reference to our Current Report on Form S-8 filed on December 11, 2009).
10.2	2009 Stock Option Plan (incorporated by reference to our Current Report on Form S-8 filed on December 11, 2009).
10.3	License Grant and Asset Purchase Agreement between our company and Fireswirl Technologies Inc. dated for reference August 22, 2008 (incorporated by reference to our Form S-1 filed on June 12, 2009).

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Glenn Little (principal executive officer, principal financial officer and principal accounting officer).

(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Glenn Little (principal executive officer, principal financial officer and principal accounting officer).

*  filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelimax Media Inc.
(Registrant)

/s/ Glenn Little
Date: February 16, 2011	Glenn Little
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principle Executive Officer, Principle Financial Officer and Principal Accounting Officer)