Form 10-Q/A
period 2010-09-30
Intelimax Media Inc.
filed 2011-03-01
CIK 1434598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Our company is filing this Form 10-Q/A for the period ended September 30, 2010 to include a revision to the cover page of the Form 10-Q to indicate that our company is not a “Shell Company” and was not a “Shell Company” at the date of filing the Form 10-Q.  The above described changes had no affect on the Company’s financial position or results of operations. This amended report does not reflect events occurring after the filing of the Form 10-Q on November 18, 2010, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note.

Item 6.  Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation
3.1	Articles of Incorporation for Intelimax Media Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).
3.2	Amalgamation Application Filed with the British Columbia Registrar of Companies on May 28, 2009 (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).

(4)	Instruments defining the rights of security holders, including indentures
4.1	Instrument defining the rights of holders – form of share certificate (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).

(10)	Material Contracts
10.1	2009 Stock Compensation Plan (incorporated by reference to our Current Report on Form S-8 filed on December 11, 2009).
10.2	2009 Stock Option Plan (incorporated by reference to our Current Report on Form S-8 filed on December 11, 2009).

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Glenn Little (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer).

(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Glenn Little (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer).

*  filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelimax Media Inc.
(Registrant)

/s/ Glenn Little
Date: March 1, 2011	Glenn Little
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principle Executive Officer, Principle Financial Officer and Principal Accounting Officer)