Form 10-K
period 2011-03-31
Intelimax Media Inc.
filed 2011-06-28
CIK 1434598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

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

Common Shares, par value $0.00001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2010 was US$4,631,013 based on a US$0.20 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
37,953,848 as of June 28, 2011

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

Our financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in Canadian dollars, references to US$ refer to United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Intelimax Media Inc., unless otherwise stated.

General Overview

We are the resulting entity of the merger of Cicero Resources Corp. and Intelimax Media Inc., Cicero Resources Corp. was incorporated on October 19, 2007 under the laws of the State of Nevada.  Intelimax Media Inc. was incorporated on April 17, 2006 under the laws of the Province of British Columbia.  On May 28, 2009 the two companies merged and we are the resulting entity existing under the laws of British Columbia.  We are an Internet media company focusing on social media entertainment, online games, publishing, and product sales.  We are a development stage company that has generated only nominal revenues and has had limited operations to date.

Our principal executive office is located at 2320 – 555 West Hastings Street, Vancouver, British Columbia, Canada, V6B 4N4. Our telephone number is 604.742.1111.

Development of Business

We are an Internet media company focusing on social media entertainment, online games, and product sales.  Our major current and planned products and services are as follows:

●
Gamboozle.com Gaming Platform:  We have developed and acquired software which allows users to play free and subscription based multi-player poker, blackjack, roulette, casual games as well as social media games online.  Currently, our new online gaming software is being integrated into our Gamboozle.com website platform as well as our pages on Facebook, MySpace and Bebo, which are social networking websites and is provided free of charge.  Our gaming platform is being developed to the point where we are able to provide premium content.  We intend to offer it to users on a monthly subscription basis which, if sufficient interest is developed, will produce revenues through subscription payments as well as product placement ads in the games.  We anticipate developing additional games, creating a licensable version and revising it for use on third party websites.     Once the new gaming platform is fully integrated and upgraded there can be no assurance that these improvements will result in additional revenue as we face significant competition in this market.

●
Gamboozle.com Fantasy Sports:  The term fantasy sports describes multi-player games in which users act as fantasy owners and build a team that competes against other fantasy teams based on the statistics generated by individual players or teams of a professional sport.  We have developed software which allows users to create teams from the rosters of actual sports players and then use their teams to compete against other users in various categories such as points scored, yards gained or home runs registered, depending on the specific sport.  We hope to attract a subscriber base which will provide us with the users we need to generate revenues through monthly subscription entry fees.   Our new fantasy sports software is being integrated into our Gamboozle.com website on free and paid subscription bases.  This new software is in the development stage  but we anticipate launching the new site and enhancing the content during the next four months to include all the major sports (football, basketball, hockey, baseball and soccer). There can be no assurance that these improvements will result in additional revenue as we face significant competition in this market.

Our Products

Gamboozle.com

Gamboozle.com is a website which allows users to play various online games of skill, luck or strategy and offers a prize model to its members for weekly and tournament winners.   Our management believes that as the number of users and visitors to Gamboozle.com grows, we will be able to generate additional revenues by providing strategically placed ads throughout the site from companies.

Gamboozle.com offers online games through our Gaming Platform and free prizes which our management hopes will encourage frequent visits and extended stays on the website.  By developing a consistent and large user base we hope to be able to charge various third parties for displaying their products on Gamboozle.com.  Additionally, we plan on offering two subscription options for our various gaming applications which would generate revenues through automatic monthly dues.  Gamboozle.com is not an online gambling, betting or lottery website and does not accept funds related to actual gambling.

The following is a sample of the products and services to be provided by Gamboozle.com which our management hopes will attract a sizeable user base:

●
Gamboozle Bucks - the core of Gamboozle is the Gamboozle Bucks. This is the artificial currency the users will use to enter raffles and interact with each other. Users can earn Gamboozle Bucks by playing different games and/or interacting with the content on the website.

●	Raffles and Prizes - Gamboozle has a free raffle system. Players purchase raffle tickets with their Gamboozle Bucks and enter a raffle to win free prizes.

●	Fantasy Sports - Gamboozle offers quick and simple fantasy sports leagues that can be played daily, weekly, monthly and for the whole season.

●	Casual and Social Media Games - Gamboozle offers online strategy, wordplay and action games that offer instant prizes such as Gamboozle Bucks and free spins on the Gamboozle virtual slot machine.

●	Multi Player Poker - poker is the ultimate multi-player social game. Gamboozle offers an online based poker game which does not involve gambling with real money.

●	Multi Player Roulette & Blackjack – Gamboozle offers multi player roulette and blackjack to members where prizes will be paid out to weekly and monthly leader board winners.

●
Social Networking - social networking is the ability for users to communicate directly with each other, either through live chat or a messaging system on a website. This creates a feeling of community on a particular website and encourages return visits by users.

Since the launch of Gamboozle.com we have experienced consistent growth in our user database. Our current user database has over 100,000 users and over 2,000 people visit Gamboozle.com per day.  .

Gamboozle.com is currently offline pending the launch of its brand new gaming platform in the fall of 2011.     Development is currently underway to allow for paid monthly subscriptions, new games and features, new look, feel and navigation and the development of enhanced social interaction tools.  We anticipate that these improvements and the launch of the new site will take approximately 3 months to complete if we have sufficient capital to retain our employees and fund our operations.  There can be no certainty that we will be able to attract sufficient capital to implement the planned improvements.  Additionally, even if we are able to improve Gamboozle.com as anticipated, there can be no assurance that this will lead to increased revenue as we face significant competition for users and subscribers in Gamboozle.com’s market.

Gaming Software

On April 14, 2011 we entered into a purchase and sale agreement and a software support agreement (collectively, the “Agreements”) with Las Vegas From Home.com Entertainment Inc. (“LVFH”) to provide us with our own new proprietary single and multiplayer subscription based gaming platform software (“the Platform”), with fully managed service solutions including server hosting, software and operational support.

The Platform will support the Intelimax subscription web-based social gaming website www.gamboozle.com. The design, navigation, look and feel of the website is being provided by Friedman 360 a world renowned multi-media production and marketing firm, as previously announced on April 12, 2011, which will be adapted and integrated into the Platform by LVFH.

On April 12, 2011 we entered into a Master Services Agreement with Freidman 360, a multi media production and marketing firm.  As per the terms of the Agreement Friedman 360 will design, develop and brand the new gamboozle.com website “front end” and “interface” to provide an entire new look and feel for our  new proprietary single and multi-player subscription based gaming platform, scheduled to launch in August 2011.

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

We anticipate developing additional casual and social media games linked to facebook and other social media sites during the next 12 months if we have sufficient capital to undertake these developments.  However, there can be no certainty that we will be able to attract sufficient capital to implement the anticipated improvement and even if we do, there can be no assurance that these improvements will result in additional revenue as we face significant competition in this market.

Fantasy Sports

Working with LVFH we are currently developing  software for our users to play fantasy sports on our gaming website, Gamboozle.com.  Fantasy sports describes multi-player games in which users act as fantasy owners and build a team that competes against other fantasy teams based on the statistics generated by individual players or teams of a professional sport. Probably the most common variant converts statistical performance of various players into points that are compiled and totaled according to a roster selected by a manager that makes up a fantasy team. These point systems are typically simple enough to be manually calculated by the user appointed as manager of the league.  More complex variants use computer modeling of actual games based on statistical input generated by professional sports. In fantasy sports users have the ability to trade, dismiss, and sign players, like a real sports owner.

The industry surrounding fantasy sports experienced a drastic increase in popularity with the invention and popularization of the Internet.  The Internet made stat collection as well as news and information more readily available.  This made the experience and enjoyment of fantasy sports much more immediate and engrossing.  As opposed to all of our competitors, our fantasy sports software system allows users to play in a daily game as opposed to being committed to the game for an entire season.  Though seasonal subscriptions will be available, our current subscription model requires users to pay an entrance fee each time with the chance of winning a prize every entry as well. This creates a small initial investment for the user and potentially, a consistent revenue stream from management fees for us.

There can be no assurance that we will be able to attract the necessary capital and  even if we do improve our Fantasy Sports software as anticipated, there can be no assurance that these improvements will result in additional revenue as we face significant competition in this market.

Distribution Methods

Attracting users and advertisers to our websites will be based on the following:

●	Social Media and Promotion – we intend to market through agreements with athletes and celebrities using social media tools such as Twitter, Facebook and myspace to their followers.

●
Ad Placement – we will work with other media sites to advertize our brand on their websites and media vessels, including print media ads in college game programs, digital placement screens and digital ad placement.

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

●
Product Placement – management will work with companies and organizations to place product advertisement in strategic locations in the gamboozle.com website and offer prizes and product incentives from those companies for gamboozle.com members and winners.

●
Trade shows/Event Marketing – there are a number of trade shows that are geared towards the climate awareness and carbon trading industries as well as online gaming.  We intend to market our websites and software by attending these various events and displaying our products and services.

●	Pay Click Advertizing – we will utilize pay click advertizing on google and banner ads on other sites to drive traffic to our gamboole.com webite.

●
Search Engine Optimization – our websites are developed with consideration to how they will interact with large Internet search utilities such as Google or Yahoo.  By optimizing our websites in such a way that these ubiquitous search engines can identify our websites and their content more easily and therefore list us near the top of their result listings, we hope to attract more visitors.

●
Publicity – we anticipate employing website specific promotions for Gamboozle.com and ClimateSeek.com to attract visitors to our websites.  These promotions may involve reaching out to communities and schools for educational programs on emission reduction via ClimateSeek.com or free raffles on Gamboozle.com

●
Other Print media – numerous industry publications exist for the Internet gaming industries and we anticipate purchasing advertising or arranging sponsorship in order to increase the awareness of our websites, products, and services.

●	Newsletters – we will send out a regular weekly news letter to our existing members to provide company information and offerings that entice free members to upgrade to a pay membership.

Competition

Gamboozle.com

We face competition from various websites currently in operation which provide products and services similar to those of Gamboozle.com ranging from micro home-business based businesses to multi-million dollar international enterprises.  Some of our major competitors are Armorgames.com, pogo.com, miniclip.com, crazymonkeygames.com and newgrounds.com, as well as similar subscription poker sites like pureplay.com, clubwpt.com and goldstrikepoker.com.

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

●
Most of our competitors use a full season model. This means that users pay once per season to play.  A season is generally defined by the annual season of the sport on which the ‘fantasy team’ is based.  While this has proven to be an effective model, our management believes that providing for more flexible subscription lengths will promote increased usage. In a typical fantasy season, many participants no longer have a chance to win before the season is over, but they still want to play. Our system allows users to begin a new fantasy sports game every day.

Subscription Poker

Once our multi-player online poker software has been fully developed, we anticipate providing premium content and services on a subscription basis.  Currently, there is one major subscription poker network, Pureplay.com, as well as some smaller websites such as goldstrikepoker.com and clubwpt.com. These appear to be to be our major competitors in the subscription poker space.

These three websites have longer operating histories, greater brand recognition and a higher number of visitors.   In order for us to successfully compete in this marketplace, we will need to provide unique content and appropriately market our software.

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

Intellectual Property

We own the copyright of our logos and all of the contents of our website, www.Gamboozle.com.  We have also developed proprietary software that consists of our gaming platform (poker and casino), fantasy sports and our social media and casual games.

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

We currently have 1 employees engaged in administrative tasks on a full time basis.   We engage consultants to provide all other services including legal, accounting, marketing, customer service and software development services.

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

We were incorporated on April 17, 2006, generated $13,291 in revenue as of March 31, 2011, and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.  Intelimax’s accumulated deficit from April 17, 2006 (inception) through March 31, 2011 was $4,286,801.

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

Our future success depends heavily upon the continuing services of the members of our senior management team, in particular our director, Michael Young, and our Chief Executive Officer, Glen Little. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. We do not currently maintain key man insurance on our senior managers.  The loss of the services of our senior management team and employees could result in a disruption of operations which could result in reduced revenues.

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

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority ’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the non U.S. officers and directors for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

Some of our directors and officers are nationals and/or residents of countries other than the United States, specifically Canada and Colombia, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B.  Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Properties

Our executive office is located at 555 West Hastings Street, Suite 2320, Vancouver, British Columbia, Canada V6B 4N4. We have a lease agreement for our office space which was entered into on July 1, 2006 and due to expire on June 20, 2011.  The company has recently exercised its option to renew the office premise lease for another 5 years expiring August 2016.  We pay approximately US$3,300 per month for our office space, and approximately US$1,845 is paid back to us on a sublease with another company.  The new lease rate starting in August 2011 will require the company to pay approximately US$4,500 per month for our office space, and approximately US$2,000 is paid back to us on a sublease with another company. ]

Item 3.  Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.  [Removed and Reserved]

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended(1)	High(2)	Low(2)
March 31, 2011	$0.37	$0.14
December 31, 2010	$0.23	$0.08
September 30, 2010	$0.33	$0.05
June 30, 2010	$0.42	$0.15
March 31, 2010	$0.55	$0.15
December 31, 2009	$0.65	$0.35

(1)	The first trade in our common stock occurred on October 21, 2009.
(2)	Expressed in United States dollars

As of June 22, 2011, there were 130 holders of record of our common stock. As of such date, 36,656,587 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended March 31, 2011, we had the following previously undisclosed issuances of equity securities:

●	On January 1, 2011, we issued 625,000 shares of common stock for $136,758 of consulting services.

●	On January 15, 2011, we issued 750,000 shares of common stock for $200,354 of consulting services.

●	On January 27, 2011, we issued 25,000 shares of common stock with a fair value of $6,704 for services rendered by an employee.

●
On March 15, 2011, we issued 45,000 units for proceeds of $9,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.30 per share for two years.

We issued the above securities upon reliance upon exemptions from registration under Section 4(2) or Regulation S of the Securities Act of 1933, as amended.

Our reliance upon the exemption under Section 4(2) of the Securities Act of 1933 was based on the fact that the issuance of the securities did not involve a “public offering.” Each offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

Our reliance upon the exemption under Rule 903 of Regulation S of the Securities Act was based on the fact that the sales of the securities were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. Each investor was not a US person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a US person.

Equity Compensation Plan Information

Our company adopted a Stock Compensation Plan and Stock Option Plan dated December 11, 2009 under which our company is authorized to grant up to a total of 1,000,000 shares of common stock and stock options to acquire up to a total of 1,000,000 shares of common stock. Our company does not issue any stock compensation under the Stock Plan or Option Plan for any services related to investor relations or capital raising activities.

Convertible Securities

We do not have any outstanding convertible securities.

As at March 31, 2011, we had the following share purchase warrants outstanding:

Number of Warrants	Exercise Price	Expiry Date

610,000	US$0.60	December 11, 2011
300,000	US$0.55	February 1, 2012
250,000	US$0.60	May 14, 2012
12,500	US$0.60	May 31, 2012
205,000	US$0.30	August 1, 2012
25,000	US$0.30	August 2, 2012
222,000	US$0.30	September 20, 2012
620,000	US$0.30	September 21, 2012
250,000	US$0.30	October 1, 2012
50,000	US$0.30	November 19, 2012
3,800,620	US$0.30	March 15, 2013
13,400	US$0.30	March 30, 2013

6,358,520

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2011.

Item 6.  Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2011 and March 31, 2010 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page [INSERT PAGE NUMBER] of this annual report.

Our audited financial statements are stated in Canadian Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations

For the Year Ending March 31, 2011 and 2010

	Year Ended March 31
	2011	2010
Revenue	$2,319	$5,680
Operating Expenses	$1,735,809	$1,321,893
Net Operating Loss	$1,733,490	$1,225,792

Expenses

Our operating expenses for our years ended March 31, 2011 and 2010 are outlined in the table below:

	Year Ended March 31
	2011	2010
Amortization	$71,069		$99,181
Advertising and promotion	$53,244		$23,190
Consulting fees	$505,587		$457,745
Foreign exchange loss	$12,577		$741
General and administrative	$132,596		$134,413
Impairment of equipment	$14,589	$	Nil
Impairment of website development costs	$147,993	$	Nil
Investor relations	$417,328		$131,621
Management fees	$119,452		$169,911
Professional fees	$78,713		$81,695
Wages and benefits	$182,661		$223,396

Operating expenses for year ended March 31, 2011 increased by 31% as compared to the comparative period in 2010 primarily as a result of an increase in investor relations fees.

Revenue

We have earned revenues of $13,291 during the period from our inception on April 17, 2006 to March 31, 2011. We generated revenues of $2,319 during the year ended March 31, 2011 and $5,680 during the same period in 2010. At this time, our ability to generate significant revenues continues to be uncertain. The auditor's report on our audited financial statements for the years ended March 31, 2011 and 2010 contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Equity Compensation

We adopted a Stock Compensation Plan (“Stock Plan”) and Stock Option Plan (“Option Plan”) dated December 11, 2009 under which we are authorized to grant up to a total of 1,000,000 shares of common stock and stock options to acquire up to a total of 1,000,000 shares of common stock. We will not issue any stock compensation under the Stock Plan or Option Plan for any services related to investor relations or capital raising activities.  At March 31, 2011 we had 240,000 shares of common stock available to be issued under the Stock Plan and options to acquire 1,000,000 shares of common stock to be issued under the Option Plan.

Liquidity and Financial Condition

Working Capital
	At March 31, 2011	At March 31, 2010	Percentage Increase/ (Decrease)
Current Assets	$790,522	$204,130	287%
Current Liabilities	$696,129	$473,345	47%
Working Capital (Deficit)	$94,393	$(269,215)	135%

Cash Flows
	Year Ended March 31, 2011	Year Ended March 31, 2010
Net Cash used in Operating Activities	$(448,777)	$(423,906)
Net Cash used in Investing Activities	$(10,110)	$23,328
Net Cash Provided by Financing Activities	$1,234,716	$384,134
Increase (Decrease) in Cash During the Period	$775,829	$(16,444)

We estimate that our expenses over the next 12 months (beginning July 2011) will be approximately US$2,000,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Target completion date or period	Estimated expenses ($)
Legal and accounting fees	12 months	50,000
Further development of Gamboozle.com	12 months	100,000
Maintenance and refinement of InteliGaming Platform	12 months	325,000
Marketing and advertising	12 months	600,000
Investor relations and capital raising	12 months	300,000
Management and operating costs	12 months	250,000
Consulting fees	12 months	250,000
Hardware purchases	12 months	25,000
General and administrative	12 months	100,000
Total		2,000,000

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

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and our company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Financial Statements
 (Expressed in Canadian dollars)
March 31, 2011

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Intelimax Media Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Intelimax Media Inc. (A Development Stage Company) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and accumulated from April 17, 2006 (Date of Inception) to March 31, 2011.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and accumulated from April 17, 2006 (Date of Inception) to March 31, 2011, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP
Saturna Group Chartered Accountants LLP
Vancouver, Canada

June 13, 2011

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in Canadian dollars)

	March 31, 2011 $	March 31, 2010 $

Assets

Current Assets

Cash	777,273	1,444
Other receivable	7,649	10,956
Prepaid expenses	5,600	191,730

Total Current Assets	790,522	204,130

Equipment (Note 3)	9,310	11,840
Website development costs (Note 3)	–	224,778

Total Assets	799,832	440,748

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable (Note 8)	173,958	372,838
Accrued liabilities (Note 8)	71,745	30,201
Notes payable (Note 4)	439,226	57,906
Due to related parties (Note 8)	11,200	12,400

Total Current Liabilities	696,129	473,345

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 9)

Stockholders’ Equity (Deficit)

Preferred Stock Authorized: 20,000,000 shares, par value US$0.00001 No shares issued and outstanding	–	–

Common Stock Authorized: 150,000,000 shares, par value US$0.00001 33,963,587 and 26,117,567 shares issued and outstanding, respectively	364	287

Additional paid in capital	4,390,140	2,235,397

Common stock subscribed	–	5,300

Accumulated deficit during the development stage	(4,286,801)	(2,273,581)

Total Stockholders’ Equity (Deficit)	103,703	(32,597)

Total Liabilities and Stockholders’ Equity (Deficit)	799,832	440,748

(The accompanying notes are an integral part of these consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in Canadian dollars)

	For the Year Ended March 31, 2011 $	For the Year Ended March 31, 2010 $	Accumulated from April 17, 2006 (Date of Inception) to March 31, 2011 $

Revenue	2,319	5,680	13,291

Expenses

Amortization	71,069	99,181	308,903
Advertising and promotion	53,244	23,190	181,587
Consulting fees	505,587	457,745	1,136,668
Foreign exchange loss	12,577	741	12,353
General and administrative	132,596	134,413	438,407
Impairment of equipment	14,589	–	14,589
Impairment of website development costs	147,993	–	147,993
Investor relations	417,328	131,621	548,949
Management fees (Note 9)	119,452	169,911	487,363
Professional fees (Note 9)	78,713	81,695	265,471
Wages and benefits	182,661	223,396	517,875

Total Expenses	1,735,809	1,321,893	4,060,158

Operating Loss	(1,733,490)	(1,316,213)	(4,046,867)

Other Income (Expense)

Gain (loss) on forgiveness of debt	(382,665)	12,091	(370,574)
Interest income	–	–	1,705

	(382,665)	12,091	(368,869)

Net Loss Before Income Taxes	(2,116,155)	(1,304,122)	(4,415,736)

Income tax credits	102,935	78,330	181,265

Net Loss	(2,013,220)	(1,225,792)	(4,234,471)

Net loss per share, basic and diluted	(0.07)	(0.03)

Weighted average shares outstanding	28,318,000	49,006,000

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

(The accompanying notes are an integral part of these consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in Canadian dollars)

					Deficit
					Accumulated
			Additional	Common	During the
	Common Stock		Paid-In	Stock	Development
	Shares	Amount	Capital	Subscribed	Stage	Total
	$	$	$	$	$	$

Balance – March 31, 2010	26,117,567	287	2,235,397	5,300	(2,273,581)	(32,597)

Issuance of common stock for services	2,460,000	23	560,439	–	–	560,462

Issuance of common stock for cash at $0.25 per share upon exercise of options	100,000	1	24,999	–	–	25,000

Issuance of common stock for cash at $0.41 per share	250,000	3	103,132	–	–	103,135

Issuance of common stock for cash at $0.42 per share	12,500	–	5,300	(5,300)	–	–

Issuance of common stock for cash at $0.20 per share	3,195,000	32	642,376	–	–	642,408

Issuance of common stock for cash at $0.21 per share	472,000	5	97,848	–	–	97,853

Shares issued to settle debt	1,654,020	16	674,380	–	–	674,396

Return of shares	(297,500)	(3)	3	–	–	–

Share issuance costs	–	–	(15,000)	–	–	(15,000)

Stock based compensation	–	–	61,266	–	–	61,266

Net loss for the year	–	–	–	–	(2,013,220)	(2,013,220)

Balance – March 31, 2011	33,963,587	364	4,390,140	–	(4,286,801)	103,703

(The accompanying notes are an integral part of these consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)

	For the Year Ended March 31, 2011 $	For the Year Ended March 31, 2010 $	Accumulated from April 17, 2006 (Date of Inception) to March 31, 2011 $

Operating activities

Net loss for the period	(2,013,220)	(1,225,792)	(4,234,471)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	71,069	99,181	308,903
Loss (Gain) on forgiveness of debt	394,756	(12,091)	382,665
Issuance of shares for services	560,462	354,278	914,740
Stock-based compensation	61,266	165,723	244,989
Impairment of equipment	14,589	–	14,589
Impairment of website development costs	147,993	–	147,993

Changes in operating assets and liabilities:
Other receivable	3,307	(8,248)	(7,636)
Prepaid expense	186,130	3,927	180,002
Accounts payable and accrued liabilities	126,071	198,716	487,823
Due to related parties	(1,200)	400	11,200

Net Cash Used In Operating Activities	(448,777)	(423,906)	(1,549,203)

Investing Activities

Cash acquired on acquisition	–	34,365	34,365
Purchase of equipment	(9,310)	(1,499)	(38,964)
Purchase of website development costs	(800)	(9,538)	(445,598)

Net Cash Provided By (Used In) Investing Activities	(10,110)	23,328	(450,197)

Financing activities

Proceeds from loans payable	436,320	62,906	499,226
Proceeds from issuance of common shares	868,396	350,728	2,384,447
Repayment of loans payable	(55,000)	(5,000)	(60,000)
Share issuance costs	(15,000)	(24,500)	(47,000)

Net Cash Provided by Financing Activities	1,234,716	384,134	2,776,673

Increase (Decrease) in Cash	775,829	(16,444)	777,273

Cash – Beginning of Period	1,444	17,888	–

Cash – End of Period	777,273	1,444	777,273

Non-cash investing and financing activities:
Shares issued for share issuance costs	–	–	28,800

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Year ended March 31, 2011
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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2011, the Company has an accumulated deficit of $4,286,801. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Year ended March 31, 2011
(Expressed in Canadian dollars)

2.  Significant Accounting Policies (continued)

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

(f)  Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

(h)  Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at March 31, 2011 and 2010, the Company had no items that affected comprehensive loss.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Year ended March 31, 2011
(Expressed in Canadian dollars)

2.   Significant Accounting Policies (continued)

(i)  Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes.  The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of March 31, 2011 and 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada, as applicable. For Canadian income tax returns, the open taxation years range from 2008 to 2010.  Tax authorities of Canada have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended March 31, 2011 and 2010, there were no charges for interest or penalties.

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

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Year ended March 31, 2011
(Expressed in Canadian dollars)

2.  Significant Accounting Policies (continued)

(m)  Financial Instruments and Fair Value Measures

The Company’s financial instruments consists of cash, other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

(o)  Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period.

3.  Equipment and Website Development Costs

				March 31,	March 31
				2011	2010
		Accumulated		Net Carrying	Net Carrying
	Cost	Amortization	Impairment	Value	Value
	$	$	$	$	$

Computer Hardware	16,612	9,716	3,831	3,065	5,471
Computer Software	3,915	3,915	–	–	750
Office Furniture	18,438	7,698	4,495	6,245	5,619

	38,965	21,329	8,326	9,310	11,840
Website Development Costs	441,831	287,574	154,257	–	224,778
	480,796	308,903	162,583	9,310	236,618

4.  Notes Payable

a)	As at March 31, 2011, the Company had a short term note payable of $2,906 owing to a shareholder of the Company. The note is unsecured, due interest at 3.5% per annum, and due on demand.

b)
On October 1, 2009, the Company received an advance of $10,000.The loan bears interest at 4% per annum and is due on demand. As at March 31, 2011, $7,500 of the loan has been repaid and the Company issued 13,400 units to settle the remaining $2,500 of principal and $240 of accrued interest.  Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.30 per share.  These warrants expire on March 30, 2013. The Company recorded a loss on the fair value of the debt of $6,335 equal to the difference between the fair value of the common shares and warrants and the debt settled.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Year ended March 31, 2011
(Expressed in Canadian dollars)

4.  Notes Payable (continued)

c)
On November 10, 2010, December 1, 2010, December 21, 2010, February 4, 2011 and February 14, 2011, the Company issued notes payable of US$20,000, US$30,000, US$128,445, US$100,000 and US$20,000, respectively.  The notes are unsecured, due interest at 15% per annum, and due on demand.  On March 15, 2011, the Company issued 1,505,620 units to settle the outstanding debt.  Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.30 per share.  These warrants expire on March 15, 2013.  The Company recorded a loss on the fair value of the debt of $343,676 equal to the difference between the fair value of the common shares and warrants and the debt settled.

d)	On March 15, 2011, the Company issued a note payable of $436,320 (US$450,000). The note is unsecured, due interest at 15% per annum, and due on demand.

e)
 As at March 31, 2010, the Company had a short term note payable of $50,000 owing to a shareholder of the Company. During the year ended March 31, 2011, the Company repaid the note and $9,625 of interest payable.

5.  Common Stock

Shares issued during the year ended March 31, 2011:

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

d)
On May 31, 2010, the Company issued 12,500 units for proceeds of $5,300, which were received and included in common stock subscribed as at March 31, 2010. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.60 per share.  These warrants expire on May 31, 2012.

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

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Year ended March 31, 2011
(Expressed in Canadian dollars)

5.  Common Stock (continued)

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

p)	On November 20, 2010, the Company issued Company issued 100,000 shares of the Company’s common stock for $10,000 of consulting services.

q)	On December 6, 2010, a consultant returned for no consideration, 297,500 shares of common stock previously issued for consulting services. The Company cancelled the shares.

r)	On January 1, 2011, the Company issued Company issued 625,000 shares of the Company’s common stock for $136,758 of consulting services.

s)	On January 15, 2011, the Company issued Company issued 750,000 shares of the Company’s common stock for $200,354 of consulting services.

t)	On January 27, 2011, the Company issued 25,000 shares of common stock with a fair value of $6,704 for services rendered by an employee.

u)
On March 15, 2011, the Company issued 45,000 units for proceeds of $9,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.30 per share for two years.

v)
On March 15, 2011, the Company issued 1,505,620 units to settle $298,445 of notes payable and $2,679 of accrued interest.  Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.30 per share.  These warrants expire on March 15, 2013.  The Company recorded a loss on the fair value of the debt of $343,676, equal to the difference between the fair value of the common shares and warrants and the debt settled.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Year ended March 31, 2011
(Expressed in Canadian dollars)

5.  Common Stock (continued)

w)
On March 15, 2011, the Company issued 2,250,000 units for proceeds of $450,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.30 per share for two years.

x)
On March 30, 2011, the Company issued 13,400 units to settle $2,500 of notes payable and $240 of accrued interest.  Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.30 per share.  These warrants expire on March 30, 2013.  The Company recorded a loss on the fair value of the debt of $6,335 equal to the difference between the fair value of the common shares and warrants and the debt settled.

Shares issued during the year ended March 31, 2010:

a)	On March 31, 2010, the Company issued 20,000 common shares with a fair value of $7,952 to a director as compensation for services pursuant to an agreement.

b)	On March 23, 2010, the Company issued 30,000 common shares with a fair value of $12,701 to a consultant as compensation for services.

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

e)	On January 22, 2010, the Company issued 20,000 common shares with a fair value of $8,411 to a director as compensation for services pursuant to an agreement.

f)	On January 19, 2010, the Company issued 200,000 common shares with a fair value of $103,070 to a consultant as compensation for services pursuant to a consulting agreement.

g)	On January 11, 2010, the Company issued 50,000 common shares with a fair value of $25,837 to a consultant as compensation for services performed for the company.

h)	On December 31, 2009, the Company issued 320,000 common shares with a fair value of $164,797 to consultants as compensation for services.

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

j)	On November 20, 2009, the Company issued 68,000 common shares for proceeds of $7,000.

k)	On September 9, 2009, the Company issued 500,000 common shares with a fair value of $54,900 pursuant to two consulting agreements.

l)	On August 16, 2009, the Company issued 400,000 common shares for proceeds of $42,880.

m)	On August 4, 2009, the Company issued 175,000 common shares for proceeds of $19,250.

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

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Year ended March 31, 2011
(Expressed in Canadian dollars)

6.  Stock Options

The Company adopted a Stock Compensation Plan (“Stock Plan”) and Stock Option Plan (“Option Plan”) dated December 11, 2009 under which the Company is authorized to grant up to a total of 1,000,000 shares of common stock and stock options to acquire up to a total of 1,000,000 shares of common stock. The Company will not issue any stock compensation under the Stock Plan or Option Plan for any services related to investor relations or capital raising activities.  At March 31, 2011, the Company had 240,000 shares of common stock available to be issued under the Stock Plan and options to acquire 1,000,000 shares of common stock to be issued under the Option Plan.

On April 30, 2010, the Company issued stock options to acquire 100,000 shares of common stock at an exercise price of $0.25 for a period of one year. The Company recorded the fair value of the options of $26,845 as consulting expense.

On September 29, 2010, the Company issued stock options to acquire 250,000 shares of common stock at an exercise price of $0.10 for two years. The Company recorded the fair value of the options of $34,421 as consulting expense.

A summary of the changes in the Company’s stock options is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)		Aggregate Intrinsic Value
			$		$

Outstanding, March 31, 2009	–	–

Granted	500,000	0.15

Outstanding, March 31, 2010	500,000	0.15

Granted	350,000	0.14
Exercised	(100,000)	0.25

Outstanding and Exercisable, March 31, 2011	750,000	0.13		1.09		162,500

The weighted average fair value of options granted during the year ended March 31, 2011 was $0.18 per option (2010 – $0.42).  The fair value of the options granted was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2011	2010

Expected dividend yield	0%	0%
Risk-free interest rate	0.50%	0.91%
Expected volatility	153%	125%
Expected option life (in years)	1.71	2%

At March 31, 2011 and 2010, the Company had no unvested options and no unrecognized compensation costs.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Year ended March 31, 2011
(Expressed in Canadian dollars)

7.  Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, March 31, 2009	785,000	0.50

Issued	1,322,000	0.56

Balance, March 31, 2010	2,107,000	0.53

Issued	5,448,520	0.31
Expired	(1,197,000)	0.50

Balance, March 31, 2011	6,358,520	0.35

As at March 31, 2011, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

610,000	US$0.60	December 11, 2011
300,000	US$0.55	February 1, 2012
250,000	US$0.60	May 14, 2012
12,500	US$0.60	May 31, 2012
205,000	US$0.30	August 1, 2012
25,000	US$0.30	August 2, 2012
222,000	US$0.30	September 20, 2012
620,000	US$0.30	September 21, 2012
250,000	US$0.30	October 1, 2012
50,000	US$0.30	November 19, 2012
3,800,620	US$0.30	March 15, 2013
13,400	US$0.30	March 30, 2013

6,358,520

The share purchase warrants do not meet the characteristics of an embedded derivative in accordance with ASC 815-10-15-130, as the warrants are not readily convertible to cash given the number of common shares to be exchanged is significant relative to the normalized daily transaction volume of the Company’s common shares.  The Company will continue to evaluate whether the Company’s common shares are readily convertible to cash and will account for a derivative if the Company meets the conditions of ASC 815 for derivative liabilities.

8.  Related Party Transactions

a)	During the year ended March 31, 2011, the Company incurred $104,952 (2010 - $180,161) of management and professional fees to directors of the Company.

b)
As at March 31, 2011, accounts payable and accrued liabilities include $73,391 (2010 - $209,215) owing to management, officers, and directors of the Company.  The amounts are unsecured, non-interest bearing, and due on demand.

c)	As at March 31, 2011, the Company owed $11,200 (2010 - $12,400) to two directors of the Company for general expenditures. The amount owing is unsecured, non-interest bearing, and due on demand.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Year ended March 31, 2011
(Expressed in Canadian dollars)

8.  Related Party Transactions

d)	During the year ending March 31, 2011, a former director forgave $47,123 of amounts owed by the Company.

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

As at March 31, 2011, the Company have not earned revenues that are subject to the revenue-sharing payments and have not acquired the licenses.

b)
On January 15, 2011, the Company entered into a consulting agreement. Pursuant to the agreement the consultant will provide consulting services for six months in consideration for 500,000 shares of common stock and a monthly fee of US$10,000.  On January 15, 2011, the Company issued 500,000 shares to the consultant.

10.  Income Taxes

The Company has net operating losses carried forward of $3,646,995 available to offset taxable income in future years which expires in beginning in fiscal 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance.

The Company is subject to Canadian federal and provincial income taxes at an approximate rate of 28.0%. The reconciliation of the provision for income taxes at the Canadian combined statutory rate compared to the Company’s income tax expense as reported is as follows:

	2011 $	2010 $

Income tax recovery at statutory rate	(563,702)	(362,834)
Permanent differences and other	74,541	59,901
Change in tax rates	39,107	58,464
Change in valuation allowance	450,054	244,469

Provision for income taxes	–	–

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Year ended March 31, 2011
(Expressed in Canadian dollars)

10.  Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at March 31, 2011 and 2010 are as follows:

	2011 $	2010 $

Net operating losses carried forward	911,749	501,549
Share issuance costs	8,490	8,530
Property and equipment	39,894	–
Valuation allowance	(960,133)	(510,079)

Net deferred tax asset	–	–

The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating losses:

Period Incurred	Net Operating Loss $	Expiry Date

2007	195,502	2027
2008	362,048	2028
2009	442,640	2029
2010	1,232,069	2030
2011	1,414,736	2031

	3,646,995

11.  Subsequent Events

a)
On January 1, 2011, the Company entered into a service agreement for event and production services in consideration for compensation of 150,000 common shares of the Company.  The term of the agreement is for 90 days commencing April 1, 2011.

b)	On April 6, 2011, the Company entered into a service agreement for website and multimedia development services in consideration for compensation of US$250,000.

c)
On April 16, 2011, the Company entered into a service agreement for the provision of marketing and promotional services until December 31, 2011, in consideration for the issuance of 450,000 shares of the Company’s common stock. On April 16, 2011, the Company issued 450,000 common shares to the consultant.

d)
On April 29, 2011, the Company entered into a service agreement for the provision of website development, design and marketing services for one year, in consideration for the issuance of 500,000 shares of the Company’s common stock.  On April 29, 2011, the Company issued 500,000 units to the consultant.

e)
On April 29, 2011, the Company entered into a subscription agreement for the issuance 110,000 units at a subscription price of US$0.20 for total proceeds of US$22,000.  Each unit consists of one common share and one warrant to purchase one share of the Company’s common stock at US $0.30 for a period of two years.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Year ended March 31, 2011
(Expressed in Canadian dollars)

11.  Subsequent Events (continued)

f)
On May 1, 2011, the Company entered into a consulting agreement for marketing and promotional services for a period of one year for compensation of up to $5,000 per month and 250,000 common shares of the Company.  On May 1, 2011, the Company issued 250,000 common shares to the consultant.

g)
On May 2, 2011, the Company issued a note payable of US$30,000.  The note is unsecured, due interest at 15% per annum, and due on demand.  On June 23, 2011, the Company entered into a debt settlement agreement to settle the $30,000 loan payable.  The Company settled $30,000 of principal and $942 of accrued interest by issuing 103,142 units.  Each unit issued consists of one common share and one half warrant to purchase one share of the Company’s common stock at US $0.75 for a period of two years. On June 23, 2011, the Company issued 103,142 units.

h)
On May 4, 2011, the Company entered into a subscription agreement for the issuance of 250,000 units at a subscription price of US$0.20 for total proceeds of US$50,000.  Each unit consists of one common share and one warrant to purchase one share of the Company’s common stock at US$0.30 for a period of two years.

i)
On May 6, 2011, the Company entered into a consulting agreement for a period of up to two years in consideration for $7,500 and 100,000 common shares of the Company, an option to purchase 100,000 shares of the Company for one year at $0.35 per share and $5 per new subscriber to the Company’s website using the consultant’s promotional code during the term of the contract.  On May 6, 2011, the Company issued 100,000 common shares to the consultant.

j)	On May 17, 2011, the Company issued 25,000 shares of the Company’s common stock to an employee as a bonus for services rendered.

k)
On May 20, 2011, the Company entered into a settlement and release agreement.  Pursuant to the agreement, a consultant released the Company from any and all claims and demands relating to the Company’s website in consideration for $1,000 and the issuance of 5,000 shares of the Company’s common stock. On May 20, 2011, the Company issued 5,000 common shares pursuant to the agreement.

l)	On May 27, 2011, the Company issued 500,000 shares of the Company's common stock upon the exercise of stock options for cash proceeds of $75,000.

m)	On May 27, 2011, the Company issued stock options to acquire 500,000 shares of common stock at an exercise price of $0.23 for two years.

n)
On June 10, 2011, the Company entered into a debt settlement agreement to settle the loan payable described in Note 4(d).  The Company settled $450,000 of principal and $14,136 of accrued interest by issuing 1,547,119 units.  Each unit consists of one common share and one half warrant to purchase one share of the Company’s common stock at US $0.75 for a period of two years.  On June 23, 2011, the Company issued 1,547,119 units.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.  Controls and Procedures

Our  management, with the participation of our principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The reasons for this finding were the weaknesses in our internal control over financial reporting enumerated below.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our president (our principal executive officer, principal accounting officer and principal financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.
We did not maintain appropriate financial reporting controls – As of March 31, 2011, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process.  As at March 31, 2011, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues such as calculation and recording of stock-based compensation.

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

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of March 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of March 31, 2011 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls.

During the period ended March 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Glenn Little	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	56	November 16, 2010
Michael Young	Director	48	April 28, 2009
Richard Skujins	Director	40	May 28, 2009

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Glenn Little - President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Glenn Little was appointed as president, chief executive officer and director on November 16, 2010.

Glenn Little brings extensive business and public company experience in the Media sector.  For the past five years, Mr. Little has been working with the Company as a consultant by providing certain corporate development activities such as company financing, marketing, and investor relations.  From 1999 to 2005, Mr. Little was a director and provided certain corporate development services for Stream Communications Network & Media Inc. (“Stream”).  From 1993 to 1999, he was vice president and director of Trooper Technologies Inc., a TSX.V listed company operating in the environmental waste management sector.

Michael Young - Director

Michael Young has been a director since April 28, 2009.  Mr. Young was also appointed as our President and Secretary on May 28, 2009 in connection with the closing of our merger with Intelimax and resigned as an officer on March 25, 2010.

Mr. Young was the President and founder of Intelimax since April 2006.   He is also currently CEO and Director of Carbon Friendly Solutions Inc. an environmental company listed on the TSX Venture Exchange focusing on wood waste utilization and the development of bio energy products that offset the use of fossil fuels to reduce carbon emissions.

From June 2005 to July 2006, he was Director and Corporate Secretary for Stream Communications Network & Media Inc., and responsible for Corporate Development and Public Relations of Stream since October 2000. During his time with Stream the company grew from start up to 65,000 subscribers and raised over US$15 million of private debt and equity to accomplish its growth objectives.

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

Richard Skujins - Director

Mr. Skujins was appointed as a director on May 28, 2009.

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

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on the reports received by the Company and on written representations from certain reporting persons, we believe that the directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock during the fiscal year ended March 31, 2011 have been in compliance with Section 16(a), with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Michael Young	1	1	Nil

Code of Ethics

Our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.
full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our audit committee consists of Glenn Little, Michael Young and Richard Skujins.

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

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating or compensation committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

Item 11.  Executive Compensation

The particulars of the compensation paid to the following persons:

●	our principal executive officer;

●	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2011 and 2010; and

●
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed US$100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Glenn Little(1) President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2011 2010	2,000 16,000	- -	- -	- -	- -	- -	- -	2,000 16,000
Raymond Slee(2) Former President, Chief Technical Officer, Chief Executive Officer and Director	2011 2010	- 46,457.25	- -	- -	- -	- -	- -	- -	- 46,457.25
Galit Alon(3) Former Chief Financial Officer and Secretary	2011 2010	- 12,313.84	- -	- -	- -	- -	- -	- -	- 12,313.84
Charles Green(4) Former President, Chief Executive Officer and Director	2011 2010	- 27,300	- -	- -	- -	- -	- -	- -	- 27,300

(1)	Mr. Little was appointed president, chief executive officer, and director of our company on November 16, 2010 and as chief financial officer and secretary on November 25, 2010.

(2)
Mr. Slee was appointed chief technical officer on May 28, 2009 and as president, chief executive officer and as a director on September 17, 2010 and resigned as an officer and director on November 16, 2010.

(3)	Ms. Alon was appointed chief financial officer and secretary on March 25, 2010 and resigned as an officer on November 25, 2010.

(4)	Mr. Green was appointed chief executive officer and director on May 28, 2009 and as president and secretary on May 28, 2009 and resigned as an officer and director on September 17, 2010.

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

Stock Option Plan

Our directors approved our 2009 stock option plan, which plan authorizes the issuance of up to a maximum of 1,000,000 options.  As of March 31, 2011, 750,000 options have been granted under the 2009 stock option plan.

2011 Grants of Plan-Based Awards

We did not have any equity and non-equity awards granted to the named executives in fiscal 2011.

Outstanding Equity Awards at Fiscal Year End

We did not have any unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers in fiscal 2011.

Option Exercises and Stock Vested

During our Fiscal year ended March 31, 2011 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2011:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Skujins	15,000	-	-	-	-	-	15,000

Option Exercises and Stock Vested

During our Fiscal year ended March 31, 2011 there were no options exercised by our named officers.

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

Family Relationships

There are no family relationships between any of our executive officers or directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 22, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Glenn Little 2320 – 555 West Hasting Street Vancouver V6B 4N4 Canada	560,333 Common(2)	1.5%
Richard Skujins 2320 – 555 West Hasting Street Vancouver V6B 4N4 Canada	870,667 Common(3)	2.4%
Michael Young 2320 – 555 West Hasting Street Vancouver V6B 4N4 Canada	2,741,302 Common	7.5%
Directors and Officers as a Group	4,163,302 common	11.4%
Rose Mary Doroghazi Trust 1631 Spruce Street, Granite City, IL, 62040	1,867,220 common	5%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 22, 2011.  As of June 22, 2011, there were 36,656,587 shares of our company’s common stock issued and outstanding.

(2)	Includes 60,000 warrants to purchase shares of our common stock at $0.50 per warrant share and 500,333 shares of our common stock.

(3)
Includes 450,000 share of our common stock held directly, 368,667 shares of our common stock and warrants to acquire an additional 52,000 shares of our common stock held by Our World Holdings Ltd., a company controlled by Mr. Skujins.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.  There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended March 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of US$120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with three directors, consisting of Glenn Little, Richard Skujins and Michael Young.

We have determined that Richard Skujins is an independent director as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that we do not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.  Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2011 and for the fiscal year ended March 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2011 $	March 31, 2010 $
Audit Fees	20,500	20,100
Audit Related Fees	Nil	600
Tax Fees	950	Nil
All Other Fees	Nil	Nil
Total	21,500	20,700

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)  Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation
3.1	Articles of Incorporation for Intelimax Media Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).
3.2	Amalgamation Application Filed with the British Columbia Registrar of Companies on May 28, 2009 (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).
(4)	Instruments defining the rights of security holders, including indentures
4.1	Instrument defining the rights of holders – form of share certificate (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).
(10)	Material Contracts
10.1	2009 Stock Compensation Plan (incorporated by reference to our Registration Statement on Form S-8 filed on December 11, 2009).
10.2	2009 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 filed on December 11, 2009).
10.3	License Grant and Asset Purchase Agreement between our company and Fireswirl Technologies Inc. dated for reference August 22, 2008 (incorporated by reference to our Form S-1 filed on June 12, 2009).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Glenn Little (principal executive officer, principal financial officer and principal accounting officer).
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Glenn Little (principal executive officer, principal financial officer and principal accounting officer).

*       Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELIMAX MEDIA INC.
(Registrant)

Dated: June 28, 2011		/s/ Glenn Little
	By:	Glenn Little
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 28, 2011		/s/ Glenn Little
	By:	Glenn Little
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: June 28, 2011		/s/ Michael Young
	By:	Michael Young
Director

Dated: June 28, 2011		/s/ Richard Skujins
	By:	Richard Skujins
Director