Form 10-K/A
Intelimax Media Inc.
filed 2011-08-10
CIK 1434598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment #1
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	March 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	[ ] to [ ]

Commission file number	000-53685

INTELIMAX MEDIA INC.
(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2320 – 555 West Hastings Street, Vancouver, British Columbia	V6B 4N4
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	604.742.1111

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.00001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☑ No 
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes No 

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

Large accelerated filer		Accelerated filer	☐
Non-accelerated filer		Smaller reporting company	þ
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No þ

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
37,953,848 as of June 28, 2011

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note: Intelimax Media Inc., (the “Company”) is filing this amendment to its Annual Report on Form 10-K for the year ended March 31, 2011, originally filed on June 28, 2011 (the “Original Report”), in order to include the consent of its independent accounting firm to incorporate the financial statements filed with the Original Report into the Company’s Registration Statement on Form S-8 filed on December 11, 2009.  This Form 10-K/A only amends the information disclosed above. No other information in the Original Report is amended hereby.

PART IV

Item 15.       Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation
3.1	Articles of Incorporation for Intelimax Media Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).
3.2	Amalgamation Application Filed with the British Columbia Registrar of Companies on May 28, 2009 (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).
(4)	Instruments defining the rights of security holders, including indentures
4.1	Instrument defining the rights of holders – form of share certificate (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).
(10)	Material Contracts
10.1	2009 Stock Compensation Plan (incorporated by reference to our Registration Statement on Form S-8 filed on December 11, 2009).
10.2	2009 Stock Option Plan (incorporated by reference to our Registration Statement on Form S-8 filed on December 11, 2009).
10.3	License Grant and Asset Purchase Agreement between our company and Fireswirl Technologies Inc. dated for reference August 22, 2008 (incorporated by reference to our Form S-1 filed on June 12, 2009).
(23)	Consents
23.1	Consent of Saturna Group, Chartered Accountants LLP *
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1
Section 302 Certification under Sarbanes-Oxley Act of 2002 of Glenn Little (principal executive officer, principal financial officer and principal accounting officer). (incorporated by reference to our Form 10-K filed on June 28, 2011).

(32)	Section 1350 Certifications
32.1
Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Glenn Little (principal executive officer, principal financial officer and principal accounting officer). (incorporated by reference to our Form 10-K filed on June 28, 2011).

*           Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELIMAX MEDIA INC.
(Registrant)
Dated: August 9, 2011	/s/ Glenn Little
Glenn Little
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 9, 2011	/s/ Glenn Little
Glenn Little
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: August 9, 2011	/s/ Michael Young
Michael Young
Director
Dated: August 9, 2011	/s/ Richard Skujins
Richard Skujins
Director