Form 10-Q
period 2011-06-30
Intelimax Media Inc.
filed 2011-08-18
CIK 1434598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2011
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-53685
INTELIMAX MEDIA INC.
(Exact name of registrant as specified in its charter)
British Columbia				None
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
2320 – 555 West Hastings Street, Vancouver, British Columbia				V6B 4N4
(Address of principal executive offices)				(Zip Code)
(604) 742-1111
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

[X] YES	[ ]	NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

				[ ]	YES	[ ]	NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[ ]	YES	[X]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
37,953,848 common shares issued and outstanding as of August 10, 2011.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The consolidated financial statements of Intelimax Media Inc., included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in Canadian dollars (CDN$).

INTELIMAX MEDIA INC. (A Development Stage Company) Consolidated Financial Statements (Expressed in Canadian dollars) June 30, 2011

Financial Statement Index

Consolidated Balance Sheets	F–1
Consolidated Statements of Operations	F–2
Consolidated Statements of Cash Flows	F–3
Notes to the Consolidated Financial Statements	F–4

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in Canadian dollars)

	June 30, 2011 $	March 31, 2011 $
	(Unaudited)

Assets

Current Assets

Cash	75,508	777,273
Other receivable	12,518	7,649
Prepaid expenses	418,433	5,600

Total Current Assets	506,459	790,522

Equipment (Note 3)	10,188	9,310
Website development costs (Note 3)	188,028	–

Total Assets	704,675	799,832

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable (Note 8)	52,479	173,958
Accrued liabilities (Note 8)	103,344	71,745
Notes payable (Note 4)	–	439,226
Due to related parties (Note 8)	–	11,200
Total Current Liabilities	155,823	696,129

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 9)

Stockholders’ Equity

Preferred Stock Authorized: 20,000,000 shares, par value US$0.00001 No shares issued and outstanding	–	–

Common Stock Authorized: 150,000,000 shares, par value US$0.00001 37,953,848 and 33,963,587 shares issued and outstanding, respectively	402	364

Additional paid-in capital	6,326,955	4,390,140

Accumulated deficit during the development stage	(5,778,505)	(4,286,801)

Total Stockholders’ Equity	548,852	103,703

Total Liabilities and Stockholders’ Equity	704,675	799,832

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Months Ended June 30, 2011 $	For the Three Months Ended June 30, 2010 $	Accumulated from April 17, 2006 (Date of Inception) to June 30, 2011 $

Revenue	30	933	13,321

Expenses

Amortization	617	17,756	309,520
Advertising and promotion	6,796	15,813	188,383
Consulting fees	821,947	157,547	1,958,615
Foreign exchange (loss) gain	(6,182)	522	6,171
General and administrative	36,995	35,238	475,402
Impairment of equipment	–	–	14,589
Impairment of website development costs	–	–	147,993
Investor relations	29,040	53,924	577,989
Management fees (Note 9)	20,500	10,452	507,863
Professional fees	26,548	19,701	292,019
Wages and benefits	14,301	71,606	532,176

Total Expenses	950,562	382,559	5,010,720

Operating Loss	(950,532)	(381,626)	(4,997,399)

Other Income (Expense)

Loss on forgiveness of debt (Note 4)	(541,172)	–	(911,746)
Interest income	–	–	1,705

	(541,172)	–	(910,041)

Net Loss Before Income Taxes	(1,491,704)	(381,626)	(5,907,440)

Income tax credits	–	104,773	181,265

Net Loss	(1,491,704)	(276,853)	(5,726,175)

Net loss per share, basic and diluted	(0.04)	(0.01)

Weighted average shares outstanding	35,136,800	26,350,000

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Months Ended June 30, 2011 $	For the Three Months Ended June 30, 2010 $	Accumulated from April 17, 2006 (Date of Inception) to June 30, 2011 $

Operating activities

Net loss for the period	(1,491,704)	(276,853)	(5,726,175)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	617	17,756	309,520
Loss on forgiveness of debt	541,172	–	923,837
Issuance of shares for services	609,991	113,640	1,524,731
Stock-based compensation	159,014	26,845	404,003
Impairment of equipment	–	–	14,589
Impairment of website development costs	–	–	147,993

Changes in operating assets and liabilities:
Other receivable	(4,869)	8,849	(12,505)
Prepaid expense	(412,833)	–	(232,831)
Accounts payable and accrued liabilities	(74,800)	29,445	413,023
Due to related parties	(11,200)	800	–

Net Cash Used In Operating Activities	(684,612)	(79,518)	(2,233,815)

Investing Activities

Cash acquired on acquisition	–	–	34,365
Purchase of equipment	(1,495)	–	(40,459)
Purchase of website development costs	(188,028)	(500)	(633,626)

Net Cash Used In Investing Activities	(189,523)	(500)	(639,720)

Financing activities

Bank indebtedness	–	2,939	–
Proceeds from loans payable	30,214	–	529,440
Proceeds from issuance of common shares	142,156	128,135	2,526,603
Repayment of loans payable	–	(52,500)	(60,000)
Share issuance costs	–	–	(47,000)

Net Cash Provided by Financing Activities	172,370	78,574	2,949,043

(Decrease) Increase in Cash	(701,765)	(1,444)	75,508

Cash – Beginning of Period	777,273	1,444	–

Cash – End of Period	75,508	–	75,508

Non-cash investing and financing activities:
Shares issued for share issuance costs	–	–	28,800

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Three months ended June 30, 2011
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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2011, the Company has an accumulated deficit of $5,778,505. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation and Principles of Consolidation

The unaudited interim consolidated financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in Canadian dollars.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Gamboozle Media Inc., and Global Climate Seek Inc.  All inter-company accounts and transactions have been eliminated.  The Company’s fiscal year-end is March 31.

(b)	Interim Financial Statements

The unaudited interim consolidated financial statements and the related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended March 31, 2011, included in the Company’s Annual Report on Form 10-K filed on June 28, 2011, with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2011, and the results of its operations and cash flows for the three months ended June 30, 2011. The results of operations for the three months ended June 30, 2011, are not necessarily indicative of the results to be expected for future quarters or the full year.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Three months ended June 30, 2011
(Expressed in Canadian dollars)

2.          Significant Accounting Policies (continued)

(c)	Use of Estimates

The preparation of these unaudited interim consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value of share-based payments, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(e)	Website Development Costs

 Website development costs consist of costs incurred to develop internet websites to promote, advertise, and earn revenue with respect to the Company’s business operations.  Costs are capitalized in accordance with ASC 350-50, Intangible Assets – Goodwill and Other - Web Site Development Costs, and are amortized at a rate of 30% per annum commencing when the internet web site has been completed.

(f)	Equipment Equipment is stated at cost and is amortized on a declining basis, at the following rates:

Office Furniture and Equipment	20%
Computer Hardware	30%
Computer Software	100%

(g)	Impairment of Long-Lived Assets

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

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Three months ended June 30, 2011
(Expressed in Canadian dollars)

2.    Significant Accounting Policies (continued)

(h)	Revenue Recognition

The Company recognizes revenue from online advertising sales in accordance with Securities and Exchange Commission ASC 605, Revenue Recognition. The Company accounts for revenue as a principal using the guidance in ASC 605. Revenue consists of the sale of online advertising and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectability is reasonably assured.

(i)	Comprehensive Loss

 ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at June 30, 2011 and 2010, the Company had no items that affected comprehensive loss.

(j)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes.  The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of June 30, 2011 and 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions.
The Company files federal and provincial income tax returns in Canada, as applicable. For Canadian income tax returns, the open taxation years range from 2008 to 2010.  Tax authorities of Canada have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the three months ended June 30, 2011 and 2010, there were no charges for interest or penalties.

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

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Three months ended June 30, 2011
(Expressed in Canadian dollars)

2.           Significant Accounting Policies (continued)

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

3.   Equipment and Website Development Costs

				June 30,	March 31
				2011	2011
		Accumulated		Net Carrying	Net Carrying
	Cost	Amortization	Impairment	Value	Value
	$	$	$	$	$

Computer Hardware	16,612	9,946	3,831	2,835	3,065
Computer Software	3,915	3,915	–	–	–
Office Furniture	19,933	8,085	4,495	7,353	6,245

	40,460	21,946	8,326	10,188	9,310
Website Development Costs	629,859	287,574	154,257	188,028	–
	670,319	309,520	162,583	198,216	9,310

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Three months ended June 30, 2011
(Expressed in Canadian dollars)

4.           Notes Payable
a)
As at March 31, 2011, the Company had a short term note payable of $2,906 owing to a shareholder of the Company. The note is unsecured, due interest at 3.5% per annum, and due on demand. During the three months ended June 30, 2011, the Company repaid the note payable.

b)
On March 15, 2011, the Company issued a note payable of $440,402 (US$450,000).  The note is unsecured, due interest at 15% per annum, and due on demand. On June 23, 2011, the Company issued 1,547,119 units to settle the outstanding debt of US$450,000, including accrued interest of US$14,136. Each unit consisted of one common share and one-half of one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.75 per share. These warrants expire on June 23, 2013. The Company recorded a loss on the settlement of debt of $507,348 equal to the difference between the fair value of the common shares and warrants and the carrying value of the debt settled.

c)
On May 2, 2011, the Company issued a note payable of $29,360 (US$30,000).  The note is unsecured, due interest at 15% per annum, and due on demand. On June 23, 2011, the Company issued 103,142 units to settle the outstanding debt of US$30,000, including accrued interest of US$942. Each unit consisted of one common share and one-half of one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.75 per share. These warrants expire on June 23, 2013. The Company recorded a loss on the settlement of debt of $33,824 equal to the difference between the fair value of the common shares and warrants and the carrying value of the debt settled.

5.           Common Stock

Shares issued during the three months ended June 30, 2011:

a)
On April 16, 2011, the Company issued 450,000 shares of the Company’s common stock with a fair value of $185,779 pursuant to a service agreement for the provision of marketing and promotional services.

b)
On April 29, 2011, the Company issued 500,000 shares of the Company’s common stock with a fair value of $198,744 pursuant to a service agreement for the provision of website development, design and marketing services.

c)
On April 29, 2011, the Company issued 110,000 units at US$0.20 per unit for proceeds of US$22,000.  Each unit consists of one common share and one warrant to purchase one share of the Company’s common stock at US$0.30 per share until April 29, 2013.

d)	On May 1, 2011, the Company issued 250,000 shares of the Company’s common stock with a fair value of $99,372 pursuant to a consulting agreement for marketing and promotional services.

e)
On May 4, 2011, the Company issued of 250,000 units at US$0.20 per unit for proceeds of US$50,000.  Each unit consists of one common share and one warrant to purchase one share of the Company’s common stock at US$0.30 per share until May 4, 2013.

f)	On May 5, 2011, the Company issued 150,000 shares of the Company’s common stock with a fair value of $69,710 pursuant to a service agreement for event and production services.

g)	On May 6, 2011, the Company issued 100,000 shares of the Company’s common stock with a fair value of $46,416 pursuant to a consulting agreement.

h)	On May 17, 2011, the Company issued 25,000 shares of the Company’s common stock with a fair value of $8,510 to an employee as a bonus for services rendered.

i)	On May 20, 2011, the Company issued 5,000 shares of the Company’s common stock with a fair value of $1,460 pursuant to a settlement and release agreement with a consultant.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Three months ended June 30, 2011
(Expressed in Canadian dollars)

5.          Common Stock (continued)

j)	On May 27, 2011, the Company issued 500,000 shares of the Company's common stock upon the exercise of stock options for cash proceeds of $73,297 (Cdn$75,000).

k)
On June 23, 2011, the Company issued 1,650,261 units to settle $469,762 of notes payable and $14,756 of accrued interest.  Each unit consisted of one common share and one-half of one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.75 per share.  These warrants expire on June 23, 2013.  The Company recorded a loss on the fair value of the debt of $541,172, equal to the difference between the fair value of the common shares and warrants and the debt settled.

6.         Stock Options

The Company adopted a Stock Compensation Plan (“Stock Plan”) and Stock Option Plan (“Option Plan”) dated December 11, 2009 under which the Company is authorized to grant up to a total of 1,000,000 shares of common stock and stock options to acquire up to a total of 1,000,000 shares of common stock. The Company will not issue any stock compensation under the Stock Plan or Option Plan for any services related to investor relations or capital raising activities.  At June 30, 2011, the Company had 215,000 shares of common stock available to be issued under the Stock Plan and options to acquire 400,000 shares of common stock to be issued under the Option Plan.

On May 6, 2011, the Company granted stock options to acquire 100,000 shares of common stock at an exercise price of $0.35 for a period of two years. The Company recorded the fair value of the options of $33,207 as consulting expense.

On May 27, 2011, the Company granted stock options to acquire 500,000 shares of common stock at an exercise price of $0.23 for two years. The Company recorded the fair value of the options of $125,807 as consulting expense.

A summary of the changes in the Company’s stock options is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$

Outstanding, March 31, 2010	500,000	0.15

Granted	350,000	0.14
Exercised	(100,000)	0.25

Outstanding, March 31, 2011	750,000	0.13

Granted	600,000	0.25
Exercised	(500,000)	0.15

Outstanding and Exercisable, June 30, 2011	850,000	0.21	1.94	207,500

The weighted average fair value of options granted during the three months ended June 30, 2011 was $0.27 per option (2010 – $0.27).  The fair value of the options granted was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2011	2010

Expected dividend yield	0%	0%
Risk-free interest rate	0.50%	0.64%
Expected volatility	137%	159%
Expected option life (in years)	2.00	1.00

At June 30, 2011 and 2010, the Company had no unvested options and no unrecognized compensation costs.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Three months ended June 30, 2011
(Expressed in Canadian dollars)

7.          Share Purchase Warrants

   The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, March 31, 2010	2,107,000	0.53

Issued	5,448,520	0.31
Expired	(1,197,000)	0.50

Balance, March 31, 2011	6,358,520	0.35

Issued	1,185,131	0.59

Balance, June 30, 2011	7,543,651	0.29

As at June 30, 2011, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

610,000	US$0.60	December 11, 2011
300,000	US$0.55	February 1, 2012
250,000	US$0.60	May 14, 2012
12,500	US$0.60	May 31, 2012
205,000	US$0.30	August 1, 2012
25,000	US$0.30	August 2, 2012
222,000	US$0.30	September 20, 2012
620,000	US$0.30	September 21, 2012
250,000	US$0.30	October 1, 2012
50,000	US$0.30	November 19, 2012
3,800,620	US$0.30	March 15, 2013
13,400	US$0.30	March 30, 2013
110,000	US$0.30	April 29, 2013
250,000	US$0.30	May 4, 2013
825,131	US$0.75	June 23, 2013

7,543,651

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

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Three months ended June 30, 2011
(Expressed in Canadian dollars)

8.          Related Party Transactions

a)	During the three months ended June 30, 2011, the Company incurred $20,500 (2010 - $10,452) of management fees to directors of the Company.

b)
As at June 30, 2011, accounts payable and accrued liabilities include $31,430 (March 31, 2011 - $73,391) owing to management, officers, and directors of the Company.  The amounts are unsecured, non-interest bearing, and due on demand.

c)	As at June 30, 2011, the Company owed $nil (March 31, 2011 - $11,200) to two directors of the Company for general expenditures. The amount owing is unsecured, non-interest bearing, and due on demand.

9.         Commitments

On April 12, 2011, the Company entered into a purchase and sale agreement as well as a software support agreement.  Pursuant to the terms of the purchase and sale agreement, the Company will acquire world-wide, non-exclusive rights to certain source code used in the development of online gaming applications for total consideration of $344,412.  The first payment of $291,912 is to be made within 5 days of the date of the agreement (paid), with the second payment, $52,500, being made within 10 business days of the seller meeting all of its obligations under the agreement, or the software being made available to the Company’s customers, or within 180 days of the Agreement, whichever is earlier.

Pursuant to the terms of the software support agreement, the Company shall pay a monthly fee of $25,000 (or more depending on the amount of users on the Company’s websites) in exchange for the seller supplying the hardware and hosting services necessary to operate the Company’s online gaming platforms, customer data and customer reporting services, customer support and client support, software modifications and upgrades, and website updates.  The term of the agreement is 3 years and may be terminated by either party by providing 60 days notice.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in Canadian dollars, references to US$ refer to United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Intelimax Media Inc., unless otherwise stated.

General Overview

We are an Internet media company focusing on social media entertainment, online games, and product sales.  Our major current and planned products and services are as follows:

•
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

•
Gamboozle.com Fantasy Sports:  The term fantasy sports describes multi-player games in which users act as fantasy owners and build a team that competes against other fantasy teams based on the statistics generated by individual players or teams of a professional sport.  We have developed software which allows users to create teams from the rosters of actual sports players and then use their teams to compete against other users in various categories such as points scored, yards gained or home runs registered, depending on the specific sport.  We hope to attract a subscriber base which will provide us with the users we need to generate revenues through monthly subscription entry fees.   Our new fantasy sports software is being integrated into our Gamboozle.com website on free and paid subscription bases.  This new software is in the development stage, but we anticipate launching the new site and enhancing the content during the next four months to include all the major sports (football, basketball, hockey, baseball and soccer). There can be no assurance that these improvements will result in additional revenue as we face significant competition in this market.

On April 6, 2011, we entered into a master services agreement with Friedman360, LLC.  Pursuant to the terms of the agreement, Friedman360 will provide our company with website and multimedia development services for compensation of $250,000.  The website and multimedia development work will relate to the design, navigation, look and feel of our company’s Gamboozle website.

On April 12, 2011, we entered into a purchase and sale agreement as well as a software support agreement with Las Vegas From Home.com Entertainment Inc.  Pursuant to the terms of the purchase and sale agreement, our company will acquire world-wide, non-exclusive rights to certain source code used in the development of online gaming applications for total consideration of CAD $344,412.50 plus 12% Canadian harmonized sales tax (“HST”).  The first payment of $291,912.50 plus HST is to be made within 5 days of the date of the agreement, with the second payment, $52,500 plus HST, being made within 10 business days of Las Vegas From Home meeting all of its obligations under the agreement, or the software being made available to our customers, or within 180 days of the agreement, whichever is earlier. We are still outstanding $52,000 to LVFH, which will be due when they complete the software.

Pursuant to the terms of the software support agreement, our company shall pay Las Vegas from Home a monthly fee of CAD $25,000 (or more depending on the amount of users on our company’s websites) in exchange for Las Vegas From Home supplying the hardware and hosting services necessary to operate our company’s online gaming platforms, customer data and customer reporting services, customer support and client support, software modifications and upgrades, and website updates.  The term of the agreement is 3 years and may be terminated by either party by providing 60 days notice.

Results of Operations for the Three Month Periods Ended June 30, 2011 and June 30, 2010.

	Three Months Ended June 30		Period from April 17, 2006 (Date of Inception) to June 30, 2011
	2011	2010	$
Revenue	$30	$933		$13,321
Operating Expenses	$950,562	$382,559		$5,010,720
Net Loss	$(1,491,704)	$(276,853)		$(5,726,175)

We have had limited operations since our inception on April 17, 2006 to June 30, 2011 and we have generated only nominal revenues of $13,321.  We generated $30 in revenues for the three months ended June 30, 2011 compared to revenues of $933 during the same period in 2010.  Since our inception to June 30, 2011, we have an accumulated deficit of $5,726,175 during the development stage. We anticipate that we will incur substantial losses over the next year.  Our ability to generate any revenues in the next 12 months remains uncertain.

Net Loss

From the time of inception on April 17, 2006 to June 30, 2011 we incurred a net loss of $5,726,175.  For the three months ended June 30, 2011 we incurred a net loss of $1,491,704 compared to $276,853 for the same period in 2010.  The increase in net loss was primarily due to increased consulting fees due to issuance of common shares for services, loss on forgiveness of debt of $541,172, and increases in management and professional fees.

Expenses

	Three Months Ended June 30,			Period from April 17, 2006 (Date of Inception) to June 30, 2011
	2011	2010		$
Amortization	$617		$17,756	$309,520
Advertising and promotion	$6,796		$15,813	$188,383
Consulting fees	$821,947		$157,547	$1,958,615
Foreign exchange (gain) loss	$(6,182)		$522	$6,171
General and administrative	$36,995		$35,238	$475,402
Investor relations	$29,040		$53,924	$577,989
Management fees	$20,500		$10,452	$507,863
Professional fees	$26,548		$19,701	$292,019
Wages and benefits	$14,301		$71,606	$532,176
Loss on settlement of debt	$541,172	$	Nil	$911,746

We accumulated total operating expenses of $5,010,720 from the date of our inception to June 30, 2011. Total operating expenses for the three months ended June 30, 2011 were $950,562 compared to $382,559 during the same period in 2010.

Liquidity and Capital Resources

Working Capital
	At June 30, 2011	At March 31, 2011	Percentage Increase/ (Decrease)
Current Assets	$506,459	$790,522	(35.93%)
Current Liabilities	$155,823	$696,129	(77.61%)
Working Capital	$350,636	$94,393	73.08%

Cash Flows
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Net Cash used in Operating Activities	$(684,612)	$(79,518)
Net Cash used in Investing Activities	$(189,523)	$(500)
Net Cash Provided by Financing Activities	$172,370	$78,574
Increase (Decrease) in Cash During the Period	$(701,765)	$(1,444)

At June 30, 2011, we had cash of $75,508 in our bank accounts and working capital of $350,636.  Our net loss from inception on April 17, 2006 to June 30, 2011 was $5,726,175.  Our net loss was funded mostly through existing cash proceeds from issuance of common shares, and notes payable.

Since April 17, 2006 (date of inception) to June 30, 2011, we raised gross proceeds of $2,526,603 in cash from the sale of our securities and $529,440 from loans payable.  We also incurred share issuance costs of $47,000 and repayment of loans payable of $60,000.  During the three months ended June 30, 2011, we raised $142,156 from the sale of our common stock and $30,214 from loans payable.  In comparison, we raised $128,135 from the issuance of common shares during the same period in 2010 and repaid $52,500 in loans.

For the three months ended June 30, 2011, we used net cash of $684,612 in operating activities compared to $79,518 during the same period in 2010.  The increase in cash used for operating activities is attributed to an increase in operating activity in fiscal 2011 compared with fiscal 2010 which resulted in a higher use of cash.

For the three months ended June 30, 2011 we required approximately $228,204 per month to fund our operating expenses compared to $26,506 during the same period in 2010.  Since we only have minimal cash in our bank account as of June 30, 2011 we are unable to fund even one month of operations without raising additional capital, if future cash flow use is consistent with the current period.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Use of Estimates

The preparation of these unaudited interim consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value of share-based payments, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Website Development Costs

Website development costs consist of costs incurred to develop internet websites to promote, advertise, and earn revenue with respect to our company’s business operations.  Costs are capitalized in accordance with ASC 350-50, Intangible Assets – Goodwill and Other - Web Site Development Costs, and are amortized at a rate of 30% per annum commencing when the internet web site has been completed.

Equipment

Equipment is stated at cost and is amortized on a declining basis, at the following rates:

Office Furniture and Equipment	20%
Computer Hardware	30%
Computer Software	100%

Stock-Based Compensation

Our company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation and ASC 505-50, Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Basic and Diluted Net Loss Per Share

Our company computes net loss per share in accordance with ASC 260, Earnings Per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2011, we issued an aggregate of 3,755,620 units at a price of $0.20 per unit for $450,000 in new financing and the conversion of $301,124 previously outstanding debt.  Each unit consists of one share of our company’s common stock and one warrant to acquire another share of our company’s common stock at $0.30 per share for a period of 24 months. These securities were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933, as amended.

On April 16, 2011, we issued 450,000 shares of our company’s common stock with a fair value of $185,779 pursuant to a service agreement for the provision of marketing and promotional services. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933, as amended.

On April 29, 2011, we issued 500,000 shares of our company’s common stock with a fair value of $198,744 pursuant to a service agreement for the provision of website development, design and marketing services. These shares were issued pursuant to an exemption from registration relying on Regulation S of the Securities Act of 1933, as amended.

On April 29, 2011, we issued 110,000 units at US$0.20 per unit for proceeds of US$22,000.  Each unit consists of one common share and one warrant to purchase one share of our company’s common stock at US$0.30 per share until April 29, 2013. These securities were issued pursuant to an exemption from registration relying on Regulation S of the Securities Act of 1933, as amended.

On May 1, 2011, we issued 250,000 shares of our company’s common stock with a fair value of $99,372 pursuant to a consulting agreement for marketing and promotional services. These shares were issued pursuant to an exemption from registration relying on Regulation S of the Securities Act of 1933, as amended.

On May 4, 2011, we issued of 250,000 units at US$0.20 per unit for proceeds of US$50,000.  Each unit consists of one common share and one warrant to purchase one share of our company’s common stock at US$0.30 per share until May 4, 2013. These securities were issued pursuant to an exemption from registration relying on Regulation S of the Securities Act of 1933, as amended.

On May 5, 2011, we issued 150,000 shares of our company’s common stock with a fair value of $69,710 pursuant to a service agreement for event and production services. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933, as amended.

On May 6, 2011, we issued 100,000 shares of our company’s common stock with a fair value of $46,416 pursuant to a consulting agreement. These shares were issued pursuant to an exemption from registration relying on Regulation S of the Securities Act of 1933, as amended.

On May 20, 2011, we issued 5,000 shares of our company’s common stock with a fair value of $1,460 pursuant to a settlement and release agreement with a consultant. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933, as amended.

On May 27, 2011, we issued 500,000 shares of our company's common stock upon the exercise of stock options for cash proceeds of $73,297 (Cdn$75,000). These shares were issued pursuant to an exemption from registration relying on Regulation S of the Securities Act of 1933, as amended.

On June 23, 2011, we issued 1,650,261 units to settle $469,762 of notes payable and $14,756 of accrued interest.  Each unit consisted of one common share and one-half of one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.75 per share until June 23, 2013.  These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation
3.1	Articles of Incorporation for Intelimax Media Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).
3.2	Amalgamation Application Filed with the British Columbia Registrar of Companies on May 28, 2009 (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).
(4)	Instruments defining the rights of security holders, including indentures
4.1	Instrument defining the rights of holders – form of share certificate (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).
(10)	Material Contracts
10.1	2009 Stock Compensation Plan (incorporated by reference to our Current Report on Form S-8 filed on December 11, 2009).
10.2	2009 Stock Option Plan (incorporated by reference to our Current Report on Form S-8 filed on December 11, 2009).
10.3	License Grant and Asset Purchase Agreement between our company and Fireswirl Technologies Inc. dated for reference August 22, 2008 (incorporated by reference to our Form S-1 filed on June 12, 2009).
10.4	Master Services Agreement between our company and Friedman360, LLC dated April 6, 2011 (incorporated by reference to our Current Report filed on Form 8-K on April 11, 2011).
10.5
Purchase and Sale Agreement between our company and Las Vegas From Home.com Entertainment Inc. dated April 12, 2011 (incorporated by reference to our Current Report filed on Form 8-K on April 15, 2011).

10.6
Software Support Agreement between our company and Las Vegas From Home.com Entertainment Inc. dated April 12, 2011 (incorporated by reference to our Current Report filed on Form 8-K on April 15, 2011).

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

Intelimax Media Inc.
(Registrant)

Date: August 17, 2011	/s/ Glenn Little
Glenn Little
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principle Executive Officer, Principle Financial Officer and Principal Accounting Officer)