Form 10-Q
period 2011-09-30
Intelimax Media Inc.
filed 2011-11-14
CIK 1434598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2011
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-53685
INTELIMAX MEDIA INC.
(Exact name of registrant as specified in its charter)

British Columbia				None
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)

2320 – 555 West Hastings Street, Vancouver, British Columbia				V6B 4N4
(Address of principal executive offices)				(Zip Code)
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

				[ X ]	YES	[ ]	NO
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
38,383,848 common shares issued and outstanding as of November 10, 2011.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The consolidated financial statements of Intelimax Media Inc., included herein, were prepared without audit, pursuant to rules and regulations of the Securities and Exchange Commission.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in Canadian dollars (CDN$).

INTELIMAX MEDIA INC. (A Development Stage Company) Consolidated Financial Statements (Expressed in Canadian dollars) September 30, 2011

Financial Statement Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Operations	F–2

Consolidated Statements of Cash Flows	F–3

Notes to the Consolidated Financial Statements	F–4

5

 INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in Canadian dollars)

	September 30, 2011 $	March 31, 2011 $
	(Unaudited)

Assets

Current Assets

Cash	374,034	777,273
Other receivable	18,544	7,649
Prepaid expenses	297,606	5,600
Total Current Assets	690,184	790,522

Equipment (Note 3)	14,037	9,310
Website development costs (Note 3)	270,123	–

Total Assets	974,344	799,832

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable (Note 8)	124,383	173,958
Accrued liabilities (Note 8)	65,134	71,745
Notes payable (Note 4)	387,834	439,226
Due to related parties (Note 8)	–	11,200
Total Current Liabilities	577,351	696,129

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 9)

Stockholders’ Equity

Preferred Stock Authorized: 20,000,000 shares, par value US$0.00001 No shares issued and outstanding	–	–
Common Stock Authorized: 150,000,000 shares, par value US$0.00001 38,383,848 and 33,963,587 shares issued and outstanding, respectively	407	364

Additional paid-in capital	6,669,618	4,390,140

Accumulated deficit during the development stage	(6,273,032)	(4,286,801)

Total Stockholders’ Equity	396,993	103,703

Total Liabilities and Stockholders’ Equity	924,344	799,832

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

                   INTELIMAX MEDIA INC.
                   (A Development Stage Company)
                   Consolidated Statements of Operations
                   (Expressed in Canadian dollars)
                   (Unaudited)

	For the Three Months Ended September 30, 2011 $	For the Three Months Ended September 30, 2010 $	For the Six Months Ended September 30, 2011 $	For the Six Months Ended September 30, 2010 $	Accumulated from April 17, 2006 (Date of Inception) to September 30, 2011 $

Revenue	–	1,240	30	2,173	13,321

Expenses

Amortization	4,508	17,778	5,125	35,534	314,028
Advertising and promotion	2,230	12,314	9,026	28,127	190,613
Consulting fees	329,315	309,031	1,151,262	466,578	2,287,930
Foreign exchange (loss) gain	3,826	3,556	(2,356)	4,078	9,997
General and administrative	29,805	28,872	66,800	64,110	505,207
Impairment of equipment	–	–	–	–	14,589
Impairment of website development costs	–	–	–	–	147,993
Investor relations	4,809	–	33,849	53,924	582,798
Management fees (Note 9)	22,500	50,000	43,000	60,452	530,363
Professional fees	28,598	23,045	55,146	42,746	320,617
Wages and benefits	11,953	83,829	26,254	155,435	544,129
Total Expenses	437,544	528,425	1,388,106	910,984	5,448,264
Operating Loss	(437,544)	(527,185)	(1,388,076)	(908,811)	(5,434,943)

Other Income (Expense)

Loss on forgiveness of debt	(56,983)	(94,984)	(598,155)	(94,984)	(968,729)
Interest income	–	–	–	–	1,705
	(56,983)	(94,984)	(598,155)	(94,984)	(967,024)
Net Loss Before Income Taxes	(494,527)	(622,169)	(1,986,231)	(1,003,795)	(6,401,967)
Income tax credits	–	–	–	104,773	181,265

Net Loss	(494,527)	(622,169)	(1,986,231)	(899,022)	(6,220,702)

Net loss per share, basic and diluted	(0.01)	(0.02)	(0.05)	(0.03)

Weighted average shares outstanding	38,012,000	26,830,000	36,590,000	27,308,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)
(Unaudited)

	For the Six Months Ended September 30, 2011 $	For the Six Months Ended September 30, 2010 $	Accumulated from April 17, 2006 (Date of Inception) to September 30, 2011 $

Operating activities

Net loss for the period	(1,986,231)	(899,022)	(6,220,702)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	5,125	35,534	314,028
Loss on forgiveness of debt	598,155	94,984	980,820
Issuance of shares for services	769,360	246,716	1,684,100
Stock-based compensation	260,332	61,266	505,321
Impairment of equipment	–	–	14,589
Impairment of website development costs	–	–	147,993

Changes in operating assets and liabilities:
Other receivable	(10,895)	440	(18,531)
Prepaid expense	(292,006)	25,274	(112,004)
Accounts payable and accrued liabilities	(41,108)	88,259	446,715
Due to related parties	(11,200)	(400)	–
Net Cash Used In Operating Activities	(708,468)	(346,949)	(2,257,671)

Investing Activities

Cash acquired on acquisition	–	–	34,365
Purchase of equipment	(6,047)	–	(45,011)
Purchase of website development costs	(273,928)	(800)	(719,526)
Net Cash Used In Investing Activities	(279,975)	(800)	(730,172)

Financing activities

Proceeds from loans payable	418,048	–	917,274
Proceeds from issuance of common shares	167,156	399,395	2,551,603
Repayment of loans payable	–	(52,500)	(60,000)
Share issuance costs	–	–	(47,000)
Net Cash Provided by Financing Activities	585,204	346,895	3,361,877

Increase (Decrease) in Cash	(403,239)	(854)	374,034
Cash – Beginning of Period	777,273	1,444	–
Cash – End of Period	374,034	590	374,034

Non-cash investing and financing activities:
Shares issued for share issuance costs	–	–	28,800

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Six months ended September 30, 2011
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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2011, the Company has an accumulated deficit of $6,273,032. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2011, and the results of its operations and cash flows for the three months and six months ended September 30, 2011. The results of operations for the three months and six months ended September 30, 2011, are not necessarily indicative of the results to be expected for future quarters or the full year.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Six months ended September 30, 2011
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

Website development costs consist of costs incurred to develop internet websites to promote, advertise, and earn revenue with respect to the Company’s business operations.  Costs are capitalized in accordance with ASC 350-50, Intangible Assets – Goodwill and Other - Web Site Development Costs, and are amortized on a straight line basis over 3 years when the internet web site has been completed.

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
Six months ended September 30, 2011
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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at September 30, 2011 and 2010, the Company had no items that affected comprehensive loss.

(j)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes.  The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of September 30, 2011 and 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada, as applicable. For Canadian income tax returns, the open taxation years range from 2008 to 2010.  Tax authorities of Canada have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the three months ended September 30, 2011 and 2010, there were no charges for interest or penalties.

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
Six months ended September 30, 2011
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

3.	Equipment and Website Development Costs
					September 30,	March 31
					2011	2011
		Accumulated			Net Carrying	Net Carrying
	Cost	Amortization	Impairment		Value	Value
	$	$	$		$	$
Computer Hardware	18,341	10,262		3,831	4,248	3,065
Computer Software	3,915	3,915		–	–	–
Office Furniture	22,756	8,472		4,495	9,789	6,245
	45,012	22,649		8,326	14,037	9,310
Website Development Costs	715,759	291,379		154,257	270,123	–
	760,771	314,028		162,583	284,160	9,310

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Six months ended September 30, 2011
(Expressed in Canadian dollars)

4.	Notes Payable

a)
As at March 31, 2011, the Company had a short term note payable of $2,906 owing to a shareholder of the Company. The note is unsecured, due interest at 3.5% per annum, and due on demand. During the six months ended September 30, 2011, the Company repaid the note payable.

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

d)
On August 10, 2011, the Company issued a note payable of $20,964 (US$20,000).  The note is unsecured, bears interest at 15% per annum and due on demand.  During the six months ended September 30, 2011, the Company accrued interest of $437 which is included in accrued liabilities at September 30, 2011.

e)
On September 15, 2011, the Company issued a note payable of $366,870 (US$350,000).  The note is unsecured, bears interest at 15% per annum and due on demand.  During the six months ended September 30, 2011, the Company accrued interest of $2,250 which is included in accrued liabilities at September 30, 2011.

5.       Common Stock

Shares issued during the six months ended September 30, 2011:

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

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Six months ended September 30, 2011
(Expressed in Canadian dollars)

5.     Common Stock (continued)

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

l)	On August 16, 2011, the Company issued 100,000 shares of the Company’s common stock with a fair value of $58,926 pursuant to a consulting agreement.

m)	On September 23, 2011, the Company issued 30,000 shares of the Company’s common stock with a fair value of $15,441 pursuant to a consulting agreement.

n)
On September 28, 2011, the Company issued 250,000 shares of the Company’s common stock with a fair value of $141,983 to settle $85,000 of accounts payable.  The Company recorded a loss on the fair value of the debt of $56,983, equal to the difference between the fair value of the common shares and the debt settled.

o)
On September 28, 2011, the Company issued 50,000 units at $0.50 per unit for proceeds of $25,000.  Each unit consisted of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.50 per share.

6.       Stock Options

The Company adopted a Stock Compensation Plan (“Stock Plan”) and Stock Option Plan (“Option Plan”) dated December 11, 2009 under which the Company is authorized to grant up to a total of 1,000,000 shares of common stock and stock options to acquire up to a total of 1,000,000 shares of common stock. The Company will not issue any stock compensation under the Stock Plan or Option Plan for any services related to investor relations or capital raising activities.  At September 30, 2011, the Company had 215,000 shares of common stock available to be issued under the Stock Plan and options to acquire 400,000 shares of common stock to be issued under the Option Plan.

On May 6, 2011, the Company granted stock options to acquire 100,000 shares of common stock at an exercise price of US$0.35 for a period of two years. The Company recorded the fair value of the options of $33,207 as consulting expense.

On May 27, 2011, the Company granted stock options to acquire 500,000 shares of common stock at an exercise price of US$0.23 for two years. The Company recorded the fair value of the options of $125,807 as consulting expense.

On August 16, 2011, the Company issued stock options to acquire 250,000 shares of common stock at an exercise price of US$0.45 for two years.  The Company recorded the fair value of the options of $101,318 as consulting expense.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Six months ended September 30, 2011
(Expressed in Canadian dollars)

6.       Stock Options (continued)

A summary of the changes in the Company’s stock options is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$

Outstanding, March 31, 2010	500,000	0.15

Granted	350,000	0.14
Exercised	(100,000)	0.25
Outstanding, March 31, 2011	750,000	0.13

Granted	850,000	0.31
Exercised	(500,000)	0.15
Outstanding and Exercisable, September 30, 2011	1,100,000	0.26	1.53	240,500

The weighted average fair value of options granted during the six months ended September 30, 2011 was $0.31 per option (2010 – $0.18).  The fair value of the options granted was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2011	2010

Expected dividend yield	0%	0%
Risk-free interest rate	0.48%	0.50%
Expected volatility	135%	153%
Expected option life (in years)	1.97	1.71

At September 30, 2011 and 2010, the Company had no unvested options and no unrecognized compensation costs.

7.       Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, March 31, 2010	2,107,000	0.53

Issued	5,448,520	0.31
Expired	(1,197,000)	0.50
Balance, March 31, 2011	6,358,520	0.35

Issued	1,235,131	0.64
Balance, September 30, 2011	7,593,651	0.41

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Six months ended September 30, 2011
(Expressed in Canadian dollars)

7.       Share Purchase Warrants (continued)

As at September 30, 2011, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
610,000	US$0.60	December 11, 2011
300,000	US$0.55	February 1, 2012
250,000	US$0.60	May 14, 2012
12,500	US$0.60	May 21, 2012
150,000	US$0.30	July 12, 2012
55,000	US$0.30	July 26, 2012
25,000	US$0.30	August 2, 2012
600,000	US$0.30	August 19, 2012
222,000	US$0.30	September 20, 2012
20,000	US$0.30	September 21, 2012
250,000	US$0.30	October 1, 2012
50,000	US$0.30	November 19, 2012
3,800,620	US$0.30	March 15, 2013
13,400	US$0.30	March 30, 2013
110,000	US$0.30	April 29, 2013
250,000	US$0.30	May 4, 2013
825,131	US$0.75	June 23, 2013
50,000	US$0.50	September 28, 2013
7,593,651

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

8.	Related Party Transactions

a)	During the six months ended September 30, 2011, the Company incurred $43,000 (2010 - $55,952) of management fees to directors of the Company.

b)
As at September 30, 2011, accounts payable and accrued liabilities include $3,150 (March 31, 2011 - $52,391) owing to management, officers, and directors of the Company.  The amounts are unsecured, non-interest bearing, and due on demand.

c)
As at September 30, 2011, the Company owed $nil (March 31, 2011 - $11,200) to two directors of the Company for general expenditures.  The amount owing is unsecured, non-interest bearing, and due on demand.

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

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Six months ended September 30, 2011
(Expressed in Canadian dollars)

9.       Commitments (continued)

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

FORWARD-LOOKING STATEMENTS

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

Development of Business

We are an Internet media company focusing on social media entertainment, online games, and product sales.  Our major current and planned products and services are as follows:

•
Gamboozle.com Gaming Platform:  We have developed and acquired software which allows users to play free and subscription based multi-player poker, blackjack, roulette, casual games as well as social media games online.  Currently, our new online gaming software is being integrated into our Gamboozle.com website platform as well as our pages on Facebook, MySpace and Bebo, which are social networking websites and are provided free of charge.  Our gaming platform is being developed to the point where we are able to provide premium content.  We intend to offer it to users on a monthly subscription basis which, if sufficient interest is developed, will produce revenues through subscription payments as well as product placement ads in the games.  We anticipate developing additional games, creating a licensable version and revising it for use on third party websites.  Once the new gaming platform is fully integrated and upgraded there can be no assurance that these improvements will result in additional revenue as we face significant competition in this market.

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

On April 6, 2011, we entered into a master services agreement with Friedman360, LLC.  Pursuant to the terms of the agreement, Friedman360 will provide our company with website and multimedia development services for compensation of $250,000.  The website and multimedia development work will relate to the design, navigation, look and feel of our company’s Gamboozle.com website.

On April 12, 2011, we entered into a purchase and sale agreement as well as a software support agreement with Las Vegas From Home.com Entertainment Inc.  Pursuant to the terms of the purchase and sale agreement, our company will acquire world-wide, non-exclusive rights to certain source code used in the development of online gaming applications for total consideration of CAD $344,412.50 plus 12% Canadian harmonized sales tax (“HST”).  The first payment of $291,912.50 plus HST was made within 5 days of the date of the agreement, with the second payment, $52,500 plus HST, being made within 10 business days of Las Vegas From Home meeting all of its obligations under the agreement, or the software being made available to our customers, or within 180 days of the agreement, whichever is earlier. We are still outstanding $52,000 to LVFH, which will be due when they complete the software. Payment is still outstanding due to the software not being completed.

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

Results of Operations for the Three Month and Six Periods Ended September 30, 2011 and September 30, 2010.

	Three Months Ended September 30,			Six Months Ended September 30,		Period from April 17, 2006 (Date of Inception) to September 30,
	2011		2010	2011	2010	2011
Revenue	$	Nil	$1,240	$30	$2,173	$13,321
Operating Expenses		$437,544	$528,425	$1,388,106	$910,984	$5,448,264
Net Loss		$(494,527)	$(622,169)	$(1,986,231)	$(899,022)	$(6,220,702)

We have had limited operations since our inception on April 17, 2006 to September 30, 2011 and we have generated only nominal revenues of $13,321.  We generated $Nil in revenues for the three months ended September 30, 2011 compared to revenues of $1,240 during the same period in 2010.  We generated $30 in revenues for the six months ended September 30, 2011 compared to revenues of $2,173 during the same period in 2010.  Since our inception on April 17, 2006 to September 30, 2011, we have an accumulated deficit of $6,273,032 during the development stage. We anticipate that we will incur substantial losses over the next year.  Our ability to generate any revenues in the next 12 months remains uncertain.

Net Loss

From the time of inception on April 17, 2006 to September 30, 2011 we incurred a net loss of $6,220,702.  For the three months ended September 30, 2011 we incurred a net loss of $494,527 compared to $622,169 for the same period in 2010.  For the six months ended September 30, 2011 we incurred a net loss of $1,986,231 compared to $899,022 for the same period in 2010.  The increase in net loss for the six month period ended September 30, 2011 was primarily due to increased consulting fees.

Expenses

	Three Months Ended September 30,			Six Months Ended September 30,		Period from April 17, 2006 (Date of Inception) to September 30,
	2011	2010		2011	2010	2011
Amortization	$4,508		$17,778	$5,125	$35,534	$314,028
Advertising and promotion	$2,230		$12,314	$9,026	$28,127	$190,613
Consulting fees	$329,315		$309,031	$1,151,262	$466,578	$2,287,930
Foreign exchange (loss) gain	$3,826		$3,556	$(2,356)	$4,078	$9,997
General and administrative	$29,805		$28,872	$66,800	$64,110	$505,207
Investor relations	$4,809	$	Nil	$33,849	$53,924	$582,798
Management fees	$22,500		$50,000	$43,000	$60,452	$530,363
Professional fees	$28,598		$23,045	$55,146	$42,746	$320,617
Wages and benefits	$11,953		$83,829	$26,254	$155,435	$544,129
Loss on forgiveness of debt	$56,983		$94,984	$598,155	$94,984	$968,729

We accumulated total operating expenses of $5,448,264 from the date of our inception to September 30, 2011. Total operating expenses for the three months ended September 30, 2011 were $437,544 compared to $528,425 during the same period in 2010. Total operating expenses for the six months ended September 30, 2011 were $1,388,106 compared to $910,984 during the same period in 2010.

Liquidity and Capital Resources

Working Capital
	At September 30, 2011	At March 31, 2011	Percentage Increase/ (Decrease)
Current Assets	$690,184	$790,522	(12.69)%
Current Liabilities	$577,351	$696,129	(17.06)%
Working Capital	$112,833	$94,393	16.34%

Cash Flows
	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010
Net Cash used in Operating Activities	$(708,468)	$(346,949)
Net Cash used in Investing Activities	$(279,975)	$(800)
Net Cash Provided by Financing Activities	$585,204	$346,895
Increase (Decrease) in Cash During the Period	$(403,239)	$(854)

At September 30, 2011, we had cash of $374,034 in our bank accounts and working capital of $112,833.  Our net loss from inception on April 17, 2006 to September 30, 2011 was $6,220,702.  Our net loss was funded mostly through existing cash proceeds from issuance of common shares, and notes payable.

Since April 17, 2006 (date of inception) to September 30, 2011, we raised gross proceeds of $2,551,603 in cash from the sale of our securities and $917,274 from loans payable.  We also incurred share issuance costs of $47,000 and repayment of loans payable of $60,000.  During the six months ended September 30, 2011, we raised $167,156 from the sale of our common stock and $418,048 from loans payable.  In comparison, we raised $399,395 from the issuance of common shares during the same period in 2010 and repaid $52,500 in loans.

For the six months ended September 30, 2011, we used net cash of $708,468 in operating activities compared to $346,949 during the same period in 2010.  The increase in cash used for operating activities is attributed to increased loss on forgiveness of debt, issuance of shares for services and stock-based compensation, offset by a decrease in other receivables and prepaid expenses.

For the six months ended September 30, 2011 we required approximately $118,000 per month to fund our operating expenses compared to $58,000 during the same period in 2010.  Since we only have minimal cash in our bank account as of September 30, 2011 we are unable to fund even one month of operations without raising additional capital, if future cash flow use is consistent with the current period.

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

Website Development Costs

Website development costs consist of costs incurred to develop internet websites to promote, advertise, and earn revenue with respect to our company’s business operations.  Costs are capitalized in accordance with ASC 350-50, Intangible Assets – Goodwill and Other - Web Site Development Costs, and are amortized on a straight line basis over 3 years when the internet web site has been completed.

Equipment

Equipment is stated at cost and is amortized on a declining basis, at the following rates:

Office Furniture and Equipment	20%
Computer Hardware	30%
Computer Software	100%

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

Foreign Currency Translation

Our company’s functional currency and its reporting currency is the Canadian dollar and foreign currency transactions are primarily undertaken in United States dollars. The financial statements of our company are translated to Canadian dollars in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

Financial Instruments and Fair Value Measures

Our company’s financial instruments consists of cash, other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Our company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 16, 2011, we issued 100,000 shares of our common stock with a fair value of $58,926 pursuant to a consulting agreement. We have issued all of these shares to a non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933

On September 23, 2011, we issued 30,000 shares of our common stock with a fair value of $15,441 pursuant to a consulting agreement. We have issued all of these shares to a non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

On September 28, 2011, we issued 250,000 shares of our common stock with a fair value of $141,983 to settle $85,000 of accounts payable. We have issued all of these shares to a non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

On September 28, 2011, we issued 50,000 units at $0.50 per unit for proceeds of $25,000.  Each unit consisted of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.50 per share. We have issued all of these securities to a non-US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

12

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation

3.1	Articles of Incorporation for Intelimax Media Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).

3.2	Amalgamation Application Filed with the British Columbia Registrar of Companies on May 28, 2009 (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).

(4)	Instruments defining the rights of security holders, including indentures

4.1	Instrument defining the rights of holders – form of share certificate (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).

(10)	Material Contracts

10.1	2009 Stock Compensation Plan (incorporated by reference to our Current Report on Form S-8 filed on December 11, 2009).

10.2	2009 Stock Option Plan (incorporated by reference to our Current Report on Form S-8 filed on December 11, 2009).

10.3	License Grant and Asset Purchase Agreement between our company and Fireswirl Technologies Inc. dated for reference August 22, 2008 (incorporated by reference to our Form S-1 filed on June 12, 2009).

10.4	Master Services Agreement between our company and Friedman360, LLC dated April 6, 2011 (incorporated by reference to our Current Report filed on Form 8-K on April 11, 2011).

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

10.7	2011 Stock Option Plan (incorporated by reference to our Current Report filed on Form 8-K on October 27, 2011).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Glenn Little (principal executive officer, principal financial officer and principal accounting officer).

(32)	Section 1350 Certifications

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Glenn Little (principal executive officer, principal financial officer and principal accounting officer).

Exhibit Number	Description

101**	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL).
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELIMAX MEDIA INC.
(Registrant)

Date: November 14, 2011	/s/ Glenn Little
Glenn Little
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principle Executive Officer, Principle Financial Officer and Principal Accounting Officer)