Form 10-Q
period 2011-12-31
Intelimax Media Inc.
filed 2012-02-14
CIK 1434598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			December 31, 2011
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-53685
INTELIMAX MEDIA INC.
(Exact name of registrant as specified in its charter)
British Columbia				None
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
2320 – 555 West Hastings Street, Vancouver, British Columbia				V6B 4N4
(Address of principal executive offices)				(Zip Code)
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

				[X]	YES	[ ]	NO
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
40,336,536 common shares issued and outstanding as of February 10, 2012.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The consolidated financial statements of Intelimax Media Inc., included herein, were prepared without audit, pursuant to rules and regulations of the Securities and Exchange Commission.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in Canadian dollars (CDN$).

INTELIMAX MEDIA INC. (A Development Stage Company) Consolidated Financial Statements (Expressed in Canadian dollars) December 31, 2011

Financial Statement Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Operations	F–2

Consolidated Statements of Cash Flows	F–3

Notes to the Consolidated Financial Statements	F–4

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in Canadian dollars)

	December 31, 2011 $	March 31, 2011 $
	(Unaudited)

Assets

Current Assets

Cash	335,803	777,273
Other receivable	44,874	7,649
Prepaid expenses	364,135	5,600

Total Current Assets	744,812	790,522

Equipment (Note 3)	16,208	9,310
Website development costs (Note 3)	277,264	–
Total Assets	1,038,284	799,832

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable (Note 8)	89,745	173,958
Accrued liabilities (Note 8)	18,721	71,745
Notes payable (Note 4)	–	439,226
Due to related parties (Note 8)	–	11,200
Total Current Liabilities	108,466	696,129

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 9)

Stockholders’ Equity

Preferred Stock Authorized: 20,000,000 shares, par value US$0.00001 No shares issued and outstanding	–	–

Common Stock Authorized: 150,000,000 shares, par value US$0.00001 40,224,036 and 33,963,587 shares issued and outstanding, respectively	426	364

Additional paid-in capital	7,653,969	4,390,140

Common stock subscribed	44,960	–

Accumulated deficit during the development stage	(6,769,537)	(4,286,801)
Total Stockholders’ Equity	929,818	103,703
Total Liabilities and Stockholders’ Equity	1,038,284	799,832

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in Canadian dollars)
(Unaudited)

	For the Three Months Ended December 31, 2011 $	For the Three Months Ended December 31, 2010 $	For the Nine Months Ended December 31, 2011 $	For the Nine Months Ended December 31, 2010 $	Accumulated from April 17, 2006 (Date of Inception) to December 31, 2011 $

Revenue	–	10	30	2,183	13,321

Expenses

Amortization	8,548	17,768	13,673	53,302	322,576
Advertising and promotion	29,474	–	38,500	28,127	220,087
Consulting fees	48,132	41,751	1,199,394	508,329	2,336,062
Foreign exchange (loss) gain	(8,680)	(3,209)	(11,036)	869	1,317
General and administrative	88,562	32,716	155,362	96,826	593,769
Impairment of equipment	–	–	–	–	14,589
Impairment of website development costs	–	–	–	–	147,993
Investor relations	110	–	33,959	53,924	582,908
Management fees (Note 8)	61,500	10,000	104,500	70,452	591,863
Professional fees	45,896	26,689	101,042	69,435	366,513
Wages and benefits	14,799	15,159	41,053	170,594	558,928

Total Expenses	288,341	140,864	1,676,447	1,051,858	5,736,605

Operating Loss	(288,341)	(140,864)	(1,676,417)	(1,049,675)	(5,736,605)

Other Income (Expense)

Gain (Loss) on settlement of debt	(208,164)	46,042	(806,319)	(48,942)	(1,176,893)
Interest income	–	–	–	–	1,705

	(208,164)	(46,042)	(806,319)	(48,942)	(1,175,188)

Net Loss Before Income Taxes	(496,505)	(94,822)	(2,482,736)	(1,098,617)	(6,898,472)

Income tax credits	–	–	–	104,773	181,265

Net Loss	(496,505)	(94,822)	(2,482,736)	(993,844)	(6,717,207)

Net loss per share, basic and diluted	(0.01)	–	(0.07)	(0.04)

Weighted average shares outstanding	38,934,000	28,887,000	37,377,000	27,519,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)
(Unaudited)

	For the Nine Months Ended December 31, 2011 $	For the Nine Months Ended December 31, 2010 $	Accumulated from April 17, 2006 (Date of Inception) to December 31, 2011 $

Operating activities

Net loss for the period	(2,482,736)	(993,844)	(6,717,207)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	13,673	53,302	322,576
Loss on settlement of debt	806,319	48,942	1,188,984
Issuance of shares for services	769,360	235,926	1,684,100
Stock-based compensation	260,332	61,266	505,321
Impairment of equipment	–	–	14,589
Impairment of website development costs	–	–	147,993

Changes in operating assets and liabilities:
Other receivable	(37,226)	419	(44,861)
Prepaid expense	(358,535)	50,525	(178,532)
Accounts payable and accrued liabilities	(89,875)	63,927	397,948
Due to related parties	(11,200)	(1,200)	–

Net Cash Used In Operating Activities	(1,129,887)	(480,737)	(2,679,091)

Investing Activities

Cash acquired on acquisition	–	–	34,365
Purchase of equipment	(9,158)	–	(48,122)
Purchase of website development costs	(288,677)	(800)	(734,275)

Net Cash Used In Investing Activities	(297,835)	(800)	(748,032)

Financing activities

Common stock subscribed	44,960	–	44,960
Proceeds from issuance of common shares	523,726	409,396	2,908,173
Proceeds from loans payable	420,473	177,481	919,699
Repayment of loans payable	(2,906)	(52,500)	(62,906)
Share issuance costs	–	–	(47,000)

Net Cash Provided by Financing Activities	986,253	534,377	3,762,926

Increase (Decrease) in Cash	(441,470)	52,840	335,803
Cash – Beginning of Period	777,273	1,444	–

Cash – End of Period	335,803	54,284	335,803

Non-cash investing and financing activities:
Shares issued for share issuance costs	–	–	28,800

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Nine months ended December 31, 2011
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

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2011, the Company has an accumulated deficit of $6,769,537. The continued operations of the Company are dependent on its ability to generate future cash flows from operations or obtain additional financing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2011, and the results of its operations and cash flows for the three months and nine months ended December 31, 2011. The results of operations for the three months and nine months ended December 31, 2011, are not necessarily indicative of the results to be expected for future quarters or the full year.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Nine months ended December 31, 2011
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
Nine months ended December 31, 2011
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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at December 31, 2011 and 2010, the Company had no items that affected comprehensive loss.

(j)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes.  The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2011 and 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada, as applicable. For Canadian income tax returns, the open taxation years range from 2008 to 2010.  Tax authorities of Canada have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the three months and nine months ended December 31, 2011 and 2010, there were no charges for interest or penalties.

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
Nine months ended December 31, 2011
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

3.	Equipment and Website Development Costs

				December 31,	March 31
				2011	2011
		Accumulated		Net Carrying	Net Carrying
	Cost	Amortization	Impairment	Value	Value
	$	$	$	$	$

Computer Hardware	18,341	10,622	3,831	3,888	3,065
Computer Software	3,915	3,915	–	–	–
Office Furniture	25,867	9,052	4,495	12,320	6,245

	48,122	23,589	8,326	16,208	9,310
Website Development Costs	730,509	298,988	154,257	277,264	–
	778,631	322,577	162,583	293,472	9,310

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Nine months ended December 31, 2011
(Expressed in Canadian dollars)

4.	Notes Payable

a)
As at March 31, 2011, the Company had a short term note payable of $2,906 owing to a shareholder of the Company. The note is unsecured, due interest at 3.5% per annum, and due on demand. During the nine months ended December 31, 2011, the Company repaid the note payable.

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

d)
On August 10, 2011, the Company issued a note payable of $20,964 (US$20,000).  The note is unsecured, bears interest at 15% per annum and due on demand.  On November 24, 2011, the Company issued 52,158 units to settle the outstanding debt of US$20,000 and accrued interest of US$863.  Each unit consisted of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.70 per share.  These warrants expire on November 24, 2013.  The Company recorded a loss on the settlement of debt of $12,529 equal to the difference between the fair value of the common shares and warrants and the carrying value of the debt settled.

e)
On September 15, 2011, the Company issued a note payable of $366,870 (US$350,000).  The note is unsecured, bears interest at 15% per annum and due on demand.  On November 24, 2011, the Company issued 900,530 units to settle the outstanding debt of US$350,000 and accrued interest of US$10,212. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.70 per share. These warrants expire on November 24, 2013. The Company recorded a loss on the settlement of debt of $216,323 equal to the difference between the fair value of the common shares and warrants and the carrying value of the debt settled.

5.       Common Stock

Shares issued during the nine months ended December 31, 2011:

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

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Nine months ended December 31, 2011
(Expressed in Canadian dollars)

5.     Common Stock (continued)

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

o)
On September 28, 2011, the Company issued 50,000 units at $0.50 per unit for proceeds of $25,000.  Each unit consisted of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.50 per share.  These warrants expire on September 28, 2013.

p)
On November 17, 2011, the Company issued 10,000 units at US$0.50 per unit for proceeds of US$5,000.  Each unit consisted of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.75 per share.  These warrants expire on November 17, 2013.

q)
On November 24, 2011, the Company issued 952,688 units to settle US$370,000 of notes payable and US$11,075 of accrued interest.  Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.70 per share.  These warrants expire on November 24, 2013.  The Company recorded a loss on the fair value of the debt of $228,853, equal to the difference between the fair value of the common shares and warrants and the debt settled.

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Nine months ended December 31, 2011
(Expressed in Canadian dollars)

5.     Common Stock (continued)

s)
On December 8, 2011, the Company issued 877,500 units at US$0.40 per unit for proceeds of US$351,000.  Each unit consists of one common share and one common share purchase warrant.  Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.70 per share.  These warrants expire on December 8, 2013.

t)
During the nine months ended December 31, 2011, the Company received subscriptions for 112,500 units at US$0.40 per unit for proceeds of $44,960 (US$45,000).  Each unit consisted of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.70 per share.  The amount is included in common stock subscribed at December 31, 2011.  Refer to Note 10.

6.       Stock Options

The Company adopted a Stock Compensation Plan (“Stock Plan”) and Stock Option Plan (“Option Plan”) dated December 11, 2009 under which the Company is authorized to grant up to a total of 1,000,000 shares of common stock and stock options to acquire up to a total of 1,000,000 shares of common stock. The Company will not issue any stock compensation under the Stock Plan or Option Plan for any services related to investor relations or capital raising activities.  At December 31, 2011, the Company had 215,000 shares of common stock available to be issued under the Stock Plan and options to acquire 400,000 shares of common stock to be issued under the Option Plan.

The Company has adopted a Stock Option Plan (the “2011 Option Plan”) dated October 21, 2011, under which the Company is authorized to grant stock options to acquire up to 10% of the Company’s issued and outstanding common shares at the time of the option grant.  Stock options granted under the 2011 Option Plan are exercisable up to a maximum period of five years, with the actual term of the option to be set by the Board at the time of grant. The exercise price of the stock options cannot be less than the greater of the closing market price of the Company’s common shares on (a) the trading day immediately prior to the date of grant of the stock option; and (b) the date of grant of the stock option. The stock options are non-assignable and non-transferable.

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

A summary of the changes in the Company’s stock options is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
		$		$

Outstanding, March 31, 2010	500,000	0.15

Granted	350,000	0.14
Exercised	(100,000)	0.25

Outstanding, March 31, 2011	750,000	0.13

Granted	850,000	0.31
Exercised	(500,000)	0.15

Outstanding and Exercisable, December 31, 2011	1,100,000	0.26	1.28	70,000

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Nine months ended December 31, 2011
(Expressed in Canadian dollars)

6.       Stock Options (continued)

The weighted average fair value of options granted during the nine months ended December 31, 2011 was $0.31 per option (2010 – $0.18).  The fair value of the options granted was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2011	2010

Expected dividend yield	0%	0%
Risk-free interest rate	0.48%	0.50%
Expected volatility	135%	153%
Expected option life (in years)	1.97	1.71

At December 31, 2011 and 2010, the Company had no unvested options and no unrecognized compensation costs.

7.       Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, March 31, 2010	2,107,000	0.53
Issued	5,448,520	0.31
Expired	(1,197,000)	0.50

Balance, March 31, 2011	6,358,520	0.35
Issued	3,075,319	0.67
Balance, December 31, 2011	9,433,839	0.46

As at December 31, 2011, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price		Expiry Date

300,000	$	US0.55	February 1, 2012
250,000	$	US0.60	May 14, 2012
12,500	$	US0.60	May 21, 2012
610,000	$	US0.60	June 10, 2012
150,000	$	US0.30	July 12, 2012
55,000	$	US0.30	July 26, 2012
25,000	$	US0.30	August 2, 2012
600,000	$	US0.30	August 19, 2012
222,000	$	US0.30	September 20, 2012
20,000	$	US0.30	September 21, 2012
250,000	$	US0.30	October 1, 2012
50,000	$	US0.30	November 19, 2012
3,800,620	$	US0.30	March 15, 2013
13,400	$	US0.30	March 30, 2013
110,000	$	US0.30	April 29, 2013
250,000	$	US0.30	May 4, 2013
825,131	$	US0.75	June 23, 2013
50,000	$	US0.50	September 28, 2013
10,000	$	US0.75	November 17, 2013
952,688	$	US0.70	November 24, 2013
877,500	$	US0.70	December 8, 2013

9,433,839

INTELIMAX MEDIA INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
Nine months ended December 31, 2011
(Expressed in Canadian dollars)

7.       Share Purchase Warrants (continued)

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

8.	Related Party Transactions

a)	During the nine months ended December 31, 2011, the Company incurred $104,500 (2010 - $55,952) of management fees to directors of the Company.

b)
As at December 31, 2011, accounts payable and accrued liabilities include $3,150 (March 31, 2011 - $52,391) owing to management, officers, and directors of the Company.  The amounts are unsecured, non-interest bearing, and due on demand.

c)
As at December 31, 2011, the Company owed $nil (March 31, 2011 - $11,200) to two directors of the Company for general expenditures.  The amount owing is unsecured, non-interest bearing, and due on demand.

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

b)	On October 18, 2011, the Company entered into an agreement with a consultant who will provide content and hosting services in exchange for $7,750 per month until November 1, 2012

c)
On December 14, 2011, the Company entered into a development services agreement with a consultant who will provide development services for a period of one year in consideration for a monthly retainer of $15,000 and the reimbursement of expenses.  The monthly retainer will be applied to the consultant’s hourly billings.

10.       Subsequent Event

On January 5, 2011, the Company the Company issued 112,500 units at US$0.40 per unit for proceeds of $44,960 (US$45,000).  Each unit consisted of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.70 per share.   The warrants expire January 5, 2013.

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

Our principal executive office is located at 2320 – 555 West Hastings Street, Vancouver, British Columbia, Canada, V6B 4N4. Our telephone number is (604) 742-1111.

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

•
Gamboozle.com Fantasy Sports:  The term fantasy sports describes multi-player games in which users act as fantasy owners and build a team that competes against other fantasy teams based on the statistics generated by individual players or teams of a professional sport.  We have developed software which allows users to create teams from the rosters of actual sports players and then use their teams to compete against other users in various categories such as points scored, yards gained or home runs registered, depending on the specific sport.  We hope to attract a subscriber base which will provide us with the users we need to generate revenues through monthly subscription entry fees.   Our new fantasy sports software is being integrated into our Gamboozle.com website on free and paid subscription bases.  This new software is in the development stage, but we anticipate launching the new site and enhancing the content during the next two months to include all the major sports (football, basketball, hockey, baseball and soccer). There can be no assurance that these improvements will result in additional revenue as we face significant competition in this market.

On April 6, 2011, we entered into a master services agreement with Friedman360, LLC.  Pursuant to the terms of the agreement, Friedman360 will provide our company with website and multimedia development services for compensation of $250,000.  The website and multimedia development work will relate to the design, navigation, look and feel of our company’s Gamboozle.com website.

On April 12, 2011, we entered into a purchase and sale agreement as well as a software support agreement with Las Vegas From Home.com Entertainment Inc.  Pursuant to the terms of the purchase and sale agreement, our company will acquire world-wide, non-exclusive rights to certain source code used in the development of online gaming applications for total consideration of CAD $344,412.50 plus 12% Canadian harmonized sales tax (“HST”).  The first payment of $291,912.50 plus HST was made within 5 days of the date of the agreement, with the second payment, $52,500 plus HST, being made within 10 business days of Las Vegas From Home meeting all of its obligations under the agreement, or the software being made available to our customers, or within 180 days of the agreement, whichever is earlier. We are still outstanding $26,000 to Las Vegas From Home, which will be due when they complete the software. Payment is still outstanding due to the software not being completed.

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

Effective December 14, 2011, we entered into a development services agreement with Arizona Bay, LLC, a California Limited Liability Company, for a term of one year.  Our company retained Arizona Bay to perform consulting services by assisting our company with software development enhancements and technology platform recommendations.  As compensation Arizona Bay will be paid a monthly retainer of $15,000, an hourly rate of $150 to its principal engineer(s) and an hourly rate of $120 to its senior engineer(s).  In addition, Arizona Bay will be reimbursed all pre-approved out-of-pocket expenses.  Pursuant to the terms, either party may terminate the agreement with a 30 day written notice for any reason at any time, with or without cause.  Arizona Bay may terminate the agreement for non-payment charges, provided that Arizona Bay will present our company with a written notice of breach of payment and will allow our company 30 days to cure the breach.

Results of Operations

Three and Nine Month Periods Ended December 31, 2011 and December 31, 2010.

	Three Months Ended December 31,			Nine Months Ended December 31,		Period from April 17, 2006 (Date of Inception) to December 31,
	2011		2010	2011	2010	2011
Revenue	$	Nil	$10	$30	$2,183	$13,321
Operating Expenses		$288,341	$140,874	$1,676,447	$1,051,858	$5,736,605
Net Loss		$(496,505)	$(94,822)	$(2,482,736)	$(933,844)	$(6,717,207)

We have had limited operations since our inception on April 17, 2006 to December 31, 2011 and we have generated only nominal revenues of $13,321.  We generated $Nil in revenues for the three months ended December 31, 2011 compared to revenues of $10 during the same period in 2010.  We generated $30 in revenues for the nine months ended December 31, 2011 compared to revenues of $2,183 during the same period in 2010.  Since April 17, 2006 (inception) to December 31, 2011, we have an accumulated deficit of $6,717,207 during the development stage. We anticipate that we will incur substantial losses over the next year.  Our ability to generate any revenues in the next 12 months remains uncertain.

Net Loss

From April 17, 2006 (inception) to December 31, 2011 we incurred a net loss of $6,717,207.  For the three months ended December 31, 2011 we incurred a net loss of $496,505 compared to $94,822 for the same period in 2010.  For the nine months ended December 31, 2011 we incurred a net loss of $2,482,736 compared to $933,844 for the same period in 2010.  The increase in net loss for the nine month period ended December 31, 2011 was primarily due to increases in advertising and promotion, consulting fees, general and administrative expenses, management fees and professional fees.

Expenses

	Three Months Ended December 31,			Nine Months Ended December 31,		Period from April 17, 2006 (Date of Inception) to December 31,
	2011	2010		2011	2010	2011
Amortization	$8,548		$17,768	$13,673	$53,302	$322,576
Advertising and promotion	$29,474	$	Nil	$38,500	$28,127	$220,087
Consulting fees	$48,132		$41,751	$1,199,394	$508,329	$2,336,062
Foreign exchange (loss) gain	$(8,680)		$(3,209)	$(11,036)	$869	$1,317
General and administrative	$88,562		$32,716	$155,362	$96,826	$593,769
Investor relations	$110	$	Nil	$33,959	$53,924	$582,908
Management fees	$61,600		$10,000	$104,500	$70,452	$591,863
Professional fees	$45,896		$26,689	$101,042	$69,435	$366,513
Wages and benefits	$14,799		$15,159	$41,053	$170,594	$558,928
Gain (loss) on forgiveness of debt	$(208,164)		$46,042	$(806,319)	$(48,942)	$(1,176,893)

We accumulated total operating expenses of $5,736,605 from April 17, 2006 (inception) to December 31, 2011. Total operating expenses for the three months ended December 31, 2011 were $288,341 compared to $140,874 during the same period in 2010. Total operating expenses for the nine months ended December 31, 2011 were $1,676,447 compared to $1,051,858 during the same period in 2010.

Liquidity and Capital Resources

Working Capital
	At December 31, 2011	At March 31, 2011	Percentage Increase/ (Decrease)
Current Assets	$744,812	$790,522	(5.78	) %
Current Liabilities	$108,466	$696,129	(84.42	) %
Working Capital	$636,346	$94,393	574.15%

Cash Flows
	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010
Net Cash used in Operating Activities	$(1,129,887)	$(480,737)
Net Cash used in Investing Activities	$(297,835)	$(800)
Net Cash Provided by Financing Activities	$986,253	$534,377
Increase (Decrease) in Cash During the Period	$(441,470)	$(52,840)

At December 31, 2011, we had cash of $335,803 in our bank accounts and working capital of $636,346.  Our net loss from April 17, 2006 (inception) to December 31, 2011 was $6,717,207.  Our net loss was funded mostly through existing cash proceeds from issuance of common shares, and notes payable.

Since April 17, 2006 (inception) to December 31, 2011, we raised gross proceeds of $2,908,173 in cash from the sale of our securities and $919,699 from loans payable.  We also incurred share issuance costs of $47,000 and repayment of loans payable of $62,906.  During the nine months ended December 31, 2011, we raised $523,726 from the sale of our common stock and $420,473 from loans payable.  In comparison, we raised $409,396 from the issuance of common shares and $177,481 from loans payable during the same period in 2010 and repaid $52,500 in loans.

For the nine months ended December 31, 2011, we used net cash of $1,129,887 in operating activities compared to $480,737 during the same period in 2010.  The increase in cash used for operating activities is attributed primarily to loss on settlement of debt, issuance of shares for services and stock based compensation.

For the nine months ended December 31, 2011 we required approximately $32,038 per month to fund our operating expenses compared to $15,652 during the same period in 2010.  Since we only have minimal cash in our bank account as of December 31, 2011 we are unable to fund even one month of operations without raising additional capital, if future cash flow use is consistent with the current period.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 17, 2011, we issued 10,000 units at US$0.50 per unit for proceeds of US$5,000.  Each unit consisted of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.75 per share.  These warrants expire on November 17, 2013. We have issued all of these shares to one US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

Effective November 24, 2011, we issued 952,688 units at $0.40 per unit, in settlement of shareholder loans in the amount of $381,075.  Each unit consists of one common share and one non-transferable share purchase warrant.  Each whole warrant will entitle the holder to purchase one share of our company’s common stock, for a period of twenty-four month, at a purchase price of $0.70.  These securities were issued to one US investor based on exemptions from registration found in Section 4(2) of the Securities Act of 1933, as amended.

On December 8, 2011, we issued 877,500 units at US$0.40 per unit for proceeds of US$351,000.  Each unit consists of one common share and one common share purchase warrant.  Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of US$0.70 per share.  These warrants expire on December 8, 2013. We have issued all of these shares to one US person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation

3.1	Articles of Incorporation for Intelimax Media Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).

3.2	Amalgamation Application Filed with the British Columbia Registrar of Companies on May 28, 2009 (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).

(4)	Instruments defining the rights of security holders, including indentures

4.1	Instrument defining the rights of holders – form of share certificate (incorporated by reference to our Current Report on Form 8-K filed on May 29, 2009).

(10)	Material Contracts

10.1	Master Services Agreement between our company and Friedman360, LLC dated April 6, 2011 (incorporated by reference to our Current Report filed on Form 8-K on April 11, 2011).

10.2
Purchase and Sale Agreement between our company and Las Vegas From Home.com Entertainment Inc. dated April 12, 2011 (incorporated by reference to our Current Report filed on Form 8-K on April 15, 2011).

10.3
Software Support Agreement between our company and Las Vegas From Home.com Entertainment Inc. dated April 12, 2011 (incorporated by reference to our Current Report filed on Form 8-K on April 15, 2011).

10.4	2011 Stock Option Plan (incorporated by reference to our Current Report filed on Form 8-K on October 27, 2011).

10.5	Form of Debt Settlement and Subscription Agreement (incorporated by reference to our Current report filed on Form 8-K on November 29, 2011).

Exhibit Number	Description
10.6	Development Services Agreement between our company and Arizona Bay, LLC dated December14, 2011 (incorporated by reference to our Current report filed on Form 8-K on December 21, 2011).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Glenn Little (principal executive officer, principal financial officer and principal accounting officer).

(32)	Section 1350 Certifications

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Glenn Little (principal executive officer, principal financial officer and principal accounting officer).

101**	Interactive Data File
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

INTELIMAX MEDIA INC.
(Registrant)

Date: February 14, 2012	/s/ Glenn Little
Glenn Little
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principle Executive Officer, Principle Financial Officer and Principal Accounting Officer)